Form 10-Q
period 1996-09-30
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1996-11-14
CIK 1012444

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                             --------------------


                                  FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                      OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from                  to
                                 ----------------     --------------------

Commission File Number 333-3772
                       --------

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.
             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
          ---------------------------------------------------------
          (Exact name of registrants as specified in their charters)



             Delaware                                    43-1740131
             --------                                    ----------
                                                         43-1722376
                                                         ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

12444 Powerscourt Drive #400
St. Louis, Missouri                                      63131
----------------------------                             -----
(Address of Principal Executive Offices)                 (Zip Code)

(Registrant's telephone number, including area code)     (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

As of September 30, 1996, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.
             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


             FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX





                                                                                               Page
                                                                                               ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements of Charter Communications Southeast, L.P.
                  a.  Consolidated Balance Sheets - September 30, 1996 and December 31, 1995      3
                  b.  Consolidated Statements of Operations - Three Months Ended
                      September 30, 1996 and 1995                                                 4
                  c.  Consolidated Statements of Operations - Nine Months Ended
                      September 30, 1996 and 1995                                                 5
                  d.  Consolidated Statement of Partners' Capital - Nine Months Ended
                      September 30, 1996                                                          6
                  e.  Consolidated Statements of Cash Flows - Nine Months Ended
                      September 30, 1996 and 1995                                                 7
                  f.  Notes to Consolidated Financial Statements                                  8


Separate financial statements of Charter Communications Southeast
Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.


         Item 2.  Management's Discussion and Analysis of Financial Condition and                 9
                  Results of Operations

Part II. Other Information

         Item 1.  Legal Proceedings - None                                                        -

         Item 2.  Change in Securities - None                                                     -

         Item 3.  Defaults upon Senior Securities - None                                          -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                      -

         Item 5.  Other Information - None                                                        -

         Item 6.  Exhibits and Reports on Form 8-K - None                                         -

         Signature Page                                                                          17

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     September 30,  December 31,
                                                         1996           1995
                      ASSETS                         -------------  ------------
                      ------
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,609,386  $  5,197,140
  Accounts receivable, net of allowance for doubtful
   accounts of $ 278,819 and $288,128, respectively      1,784,209     1,314,179
  Prepaid expenses and other                             2,188,119       454,175
  Receivable from parent and affiliates                    500,000     2,196,179
                                                      ------------  ------------
        Total current assets                             6,081,714     9,161,673
                                                      ------------  ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment                        146,676,263   107,029,408
  Franchise costs, net of accumulated amortization
   of $  62,364,700 and $40,899,887 respectively       377,806,023   303,827,917
                                                      ------------  ------------
                                                       524,482,286   410,857,325
                                                      ------------  ------------
OTHER ASSETS                                            10,993,118     5,592,429
                                                      ------------  ------------
                                                      $541,557,118  $425,611,427
                                                      ============  ============
         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Note payable - related party                        $         --  $ 15,000,000
  Accounts payable and accrued expenses                 12,510,786    12,330,848
  Subscriber deposits and prepayments                      152,334       243,277
  Payable to affiliates                                    888,697     1,060,451
                                                      ------------  ------------
                                                        13,551,817    28,634,576
                                                      ------------  ------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE            3,625,833     1,898,004
                                                      ------------  ------------
DEFERRED REVENUE                                         1,735,205     1,114,699
                                                      ------------  ------------
LONG-TERM DEBT                                         381,900,000   259,125,000
                                                      ------------  ------------
DEFERRED INCOME TAXES                                    5,000,128     5,111,308
                                                      ------------  ------------
REDEEMABLE  PREFERRED LIMITED UNITS - 0 and 393.5
 Class A units and 0 and 100 Class B units, issued
 and outstanding, respectively                                  --    53,107,175
                                                      ------------  ------------
SPECIAL LIMITED PARTNER UNITS - 0 and 345.8526
 Class A and 0 and 54.1163 Class B units, issued
 and outstanding, respectively                                  --    44,972,506
                                                      ------------  ------------
PARTNERS' CAPITAL:
  General Partner                                        1,357,441       316,482
  Preferred Limited Partners - 0 and 291.26 Class B
   units, issued and outstanding, respectively                  --            --

  Common Limited Partners - 1,513.36 and 477.19
   units, issued and outstanding, respectively         134,386,694    31,331,677
                                                      ------------  ------------
 Total partners' Capital                               135,744,135    31,648,159
                                                      ------------  ------------
                                                      $541,557,118  $425,611,427
                                                      ============  ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                          1996               1995
                                                                   -----------------  -----------------
SERVICE REVENUES:
  Basic service                                                     $     23,127,456   $     14,625,356
  Premium service                                                          3,846,817          2,739,434
  Other                                                                    5,003,908          2,995,780
                                                                   -----------------  -----------------
                                                                          31,978,181         20,360,570
                                                                   -----------------  -----------------
OPERATING EXPENSES:
  Operating costs                                                         13,366,796          8,771,014
  General and administrative                                               2,422,632          1,624,903
  Depreciation and amortization                                           14,077,817         10,674,309
  Management fees - related party                                          1,600,171          1,022,932
                                                                   -----------------  -----------------
                                                                          31,467,416         22,093,158
                                                                   -----------------  -----------------
     Income (loss) from operations                                           510,765         (1,732,588)
                                                                   -----------------  -----------------
OTHER INCOME (EXPENSE):
  Interest income                                                             43,271             52,041
  Interest expense                                                        (8,483,236)        (4,338,297)
  Loss from Hurricane Fran                                                  (412,000)                --
  Other                                                                     (149,940)          (774,877)
                                                                   -----------------  -----------------
                                                                          (9,001,905)        (5,061,133)
                                                                   -----------------  -----------------
     Loss before benefit for income taxes and extraordinary item          (8,491,140)        (6,793,721)
BENEFIT (PROVISION) FOR INCOME TAXES                                              --            709,038
                                                                   -----------------  -----------------
     Loss before extraordinary item                                       (8,491,140)        (6,084,683)
EXTRAORDINARY ITEM - Loss on early retirement of debt                             --                 --
                                                                   -----------------  -----------------
     Net loss                                                             (8,491,140)        (6,084,683)
                                                                   -----------------  -----------------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                                   --           (762,760)
  Redeemable Preferred Limited units                                              --         (1,820,639)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                          --                 --
                                                                   -----------------  -----------------
  Net loss applicable to partners' capital accounts                 $     (8,491,140)  $     (8,668,082)
                                                                   =================  =================
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                   $        (84,911)  $        (33,040)
  Class B Preferred Limited Partners                                              --         (5,364,116)
  Common Limited Partners                                                 (8,406,229)        (3,270,926)
                                                                   -----------------  -----------------
                                                                    $     (8,491,140)  $     (8,668,082)
                                                                   =================  =================

 The accompanying notes are an integral part of these consolidated statements.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                        1996                         1995
                                                                  -----------------          -----------------
SERVICE REVENUES:
  Basic service                                                  $     63,199,535          $      37,341,398
  Premium service                                                      10,696,788                  6,808,985
  Other                                                                13,000,242                  6,994,004
                                                                 ----------------          -----------------
                                                                       86,896,565                 51,144,387
                                                                 ----------------          -----------------
OPERATING EXPENSES:
  Operating costs                                                      36,414,800                 21,898,707
  General and administrative                                            6,622,577                  4,229,158
  Depreciation and amortization                                        38,373,620                 29,362,946
  Management fees - related party                                       4,344,837                  2,557,384
                                                                 ----------------          -----------------
                                                                       85,755,834                 58,048,195
                                                                 ----------------          -----------------
    Income (loss) from operations                                       1,140,731                 (6,903,808)
                                                                 ----------------          -----------------
OTHER INCOME (EXPENSE):
  Interest income                                                         113,637                    115,596
  Interest expense                                                    (23,687,546)               (12,998,165)
  Loss from Hurricane Fran                                               (412,000)                        --
  Other                                                                  (381,823)                  (776,634)
                                                                 ----------------          -----------------
                                                                      (24,367,732)               (13,659,203)
                                                                 ----------------          -----------------
    Loss before benefit for income taxes and extraordinary item       (23,227,001)               (20,563,011)
BENEFIT(PROVISIONS) FOR INCOME TAXES                                      111,180                  1,181,730
                                                                 ----------------          -----------------
    Loss before extraordinary item                                    (23,115,821)               (19,381,281)
EXTRAORDINARY ITEM - Loss on early retirement of debt                          --                 (1,959,438)
                                                                 ----------------          -----------------
    Net loss                                                          (23,115,821)               (21,340,719)
                                                                 ----------------          -----------------
REDEMPTION PREFERENCE ALLOCATION:
    Special Limited Partner units                                        (828,616)                (2,288,280)
    Redeemable Preferred Limited units                                 (1,452,343)                (4,353,969)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                4,063,274                         --
                                                                 ----------------          -----------------
    Net loss applicable to partners' capital accounts            $    (21,333,506)         $     (27,982,968)
                                                                 ================          =================
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                $       (213,335)         $        (114,144)
  Class B Preferred Limited Partners                                          --                 (16,568,631)
  Common Limited Partners                                        $    (21,120,171)         $     (11,300,193)
                                                                 ----------------          -----------------
                                                                 $    (21,333,506)         $     (27,982,968)
                                                                 ================          =================

  The accompanying notes are an integral part of these consolidated statements

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)




                                                             Class B
                                          General       Preferred Limited  Common Limited
                                          Partner           Partners       Partners                   Total
                                          ----------   ------------------  ------------------       -------------
BALANCE, December 31, 1995                 $  316,482   $                     $     31,331,677       $ 31,648,159
  Return of capital on Special Limited
    Partners' buyout                           25,581                  --            2,532,594          2,558,175
  Capital contributions                     1,228,713                  --          121,642,594        122,871,307
  Allocation of net loss                     (213,335)                 --          (21,120,171)       (21,333,506)
                                      ----------------  -----------------  --------------------  ----------------
BALANCE, September 30, 1996                $1,357,441    $             --     $    134,386,694       $135,744,135
                                      ================  =================  ====================  ================

  The accompanying notes are an integral part of this consolidated statement.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


                                                              1996           1995
                                                         --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $ (23,115,821)  $(21,340,719)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
  Extraordinary item - Loss on early retirement of debt             --      1,959,438
  Depreciation and amortization                             38,373,620     29,362,946
  Amortization of debt issuance costs                          256,901             --
  Amortization of interest rate cap agreements                 104,084         94,377
                                                                                   --
  Forgiveness of note receivable with related party            100,000             --
  Deferred income taxes                                       (111,180)    (1,181,730)
  Changes in assets and liabilities, net of effects
  from acquisitions -
   Accounts receivable, net                                  1,504,211        (41,693)
   Prepaid expenses and other                               (1,636,139)    (1,564,546)
   Receivable from parent and affiliates                     1,696,179       (485,279)
   Accounts payable and accrued expenses                    (1,441,597)     2,565,039
   Subscriber deposits and prepayments                         (90,943)        29,048
   Payable to affiliates - deferred management fees          1,556,075      2,534,119
   Deferred revenue                                            525,829      1,145,177
                                                         -------------   ------------
  Net cash provided by operating activities                 17,721,219     13,076,177
                                                         -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                (26,714,284)   (11,439,627)
 Payments for acquisitions, net of cash acquired          (125,270,673)  (215,779,404)
 Payments of organizational expenses                           (34,257)            --
 Restricted funds held in escrow                                    --        (20,833)
                                                         -------------   ------------
  Net cash used in investing activities                   (152,019,214)  (227,239,864)
                                                         -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt borrowings                                 125,000,000             --
 Payment of debt issuance costs                             (6,196,872)    (3,972,203)
 Borrowings under revolving credit agreement                16,275,000    142,800,000
 Payments under revolving credit agreement                 (18,500,000)    (1,000,000)
 Payment of note payable                                   (15,000,000)            --
 Partners' capital contributions                            72,375,061     51,000,000
 Preferred Limited Partners' capital contributions                  --     28,500,000
 Redemption of Special Limited Partner units               (43,242,948)            --
                                                         -------------   ------------
  Net cash provided by financing activities                130,710,241    217,327,797
                                                         -------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (3,587,754)     3,164,110
CASH AND CASH EQUIVALENTS, beginning of period               5,197,140      1,484,263
                                                         -------------   ------------
CASH AND CASH EQUIVALENTS, end of period                 $   1,609,386   $  4,648,373
                                                         =============   ============
CASH PAID FOR INTEREST                                   $  24,172,219   $ 11,559,204
                                                         =============   ============
CASH PAID FOR TAXES                                      $          --   $         --
                                                         =============   ============

 The accompanying notes are an integral part of these consolidated statements.

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                              September 30, 1996

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

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of September 30, 1996 and 1995, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form S-4 dated as of July 26, 1996. Interim results are not necessarily indicative of results for a full year.

3. LOSS FROM HURRICANE FRAN

In September 1996, Hurricane Fran caused damage to certain of the Partnership's North Carolina systems. The claim is to be settled in 1997. The Partnership recorded a $412,000 nonoperating loss for its portion of the insurance deductible.

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following acquisitions:


                   Approximate
Acquisition Date  Purchase Price          Location of Systems                      Seller
----------------  --------------          -------------------                      ------
April 1994         $174.7 million  Georgia, Alabama, Louisiana         McDonald Group
January 1995       $108.0 million  Kentucky, N. Carolina, S. Carolina  Crown Media
May 1995           $ 22.0 million  Georgia                             Peachtree
May 1995           $ 48.0 million  Alabama                             CableSouth
July 1995          $ 34.7 million  Georgia                             Masada Cable Partners, L.P.
November 1995      $ 35.0 million  S. Carolina                         Masada Cable Partners II, L.P.
January 1996       $  8.4 million  S. Carolina                         Genesis
March 1996         $112.0 million  Georgia, N. Carolina, Tenn., Ky.    Cencom Cable Income Partners, L.P.

As of September 30, 1996, the Company had six pending acquisitions for the purchase of cable television systems serving approximately 101,000 basic subscribers for a total purchase price of approximately $179.2 million. Completion of these acquisitions is dependent upon arrangement of financing on satisfactory terms to the Partnership, and there can be no assurance that such financing will be satisfactory to the Partnership, if available at all.


Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:


                                  September 30,  December 31,  September 30,
                                      1996           1995          1995
                                  -------------  ------------  -------------
Basic Subscribers:
  Nashville Cluster                   41,951            --             --
  Northern Alabama Cluster            48,451        47,757         47,510
  New Orleans Cluster                 35,869        35,461         35,988
  Atlanta Cluster                     61,539        57,722         57,752
  Greenville/Spartanburg Cluster      77,286        71,083         49,436
  Non-Cluster Systems                 49,892        37,083         36,867
                                     -------       -------        -------
                                     314,988       249,106        227,553
                                     =======       =======        =======
Premium Subscriptions Units:
  Nashville Cluster                   22,798            --             --
  Northern Alabama Cluster            22,544        50,437         50,382
  New Orleans Cluster                 17,304        19,084         19,669
  Atlanta Cluster                     22,799        22,388         21,755
  Greenville/Spartanburg Cluster      29,074        26,399         21,285
  Non-Cluster Systems                 30,505        23,851         24,061
                                     -------       -------        -------
                                     145,024       142,159        137,152
                                     =======       =======        =======

The following table sets forth certain items as a percentage of total service revenues for the periods indicated, based upon the consolidated statements of operations in Item 1:



                                         For the Three Months         For the Nine Months
                                          Ended September 30          Ended September 30
                                        ----------------------     -------------------------
                                             (Unaudited)                   (Unaudited)
                                           1996        1995               1996     1995
                                        ----------  ----------           -------  -------
Service Revenues                            100.0%      100.0%            100.0%   100.0%
                                            -----   ---------            ------   ------
Operating Expenses:
 Operating, General and Administrative       49.4        51.1              49.5     51.1
 Depreciation and Amortization               44.0        52.4              44.2     57.4
 Management fees - related party              5.0         5.0               5.0      5.0
                                            -----       -----             -----    -----
                                             98.4       108.5              98.7    113.5
                                            -----       -----             -----    -----

Income (loss) From Operations                 1.6        (8.5)              1.3    (13.5)
                                            -----       -----             -----    -----
Other Income (Expense):
 Interest Income                              0.1         0.3               0.1      0.2
 Interest Expense                           (26.5)      (21.3)            (27.3)   (25.4)
 Other                                       (1.7)       (3.8)             (0.9)    (1.5)
                                            -----       -----             -----    -----
                                            (28.1)      (24.8)            (28.1)   (26.7)
                                            -----       -----             -----    -----
Net Loss before income taxes and
 extraordinary item                         (26.5)      (33.3)            (26.8)   (40.2)
                                            =====       =====             =====    =====

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 57.1% to $ 31,978,181 and 69.9% to $ 86,896,565, respectively, for the three and nine month periods ended September 30, 1996, when compared to the similar periods of 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1995 and 1996. In addition, the Partnership implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law.

Basic subscribers at September 30, 1996 increased by 38.4% over September 30, 1995. In addition to the acquisitions, this increase reflects management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service subscriptions increased 5.7% from September 30, 1995 to September 30, 1996. The ratio of premium service subscriptions per basic subscriber decreased from 60.3% at September 30, 1995 to 46.0% at September 30, 1996. The overall increase in the number of premium subscriptions is the result of the overall increase in basic subscribers base due to acquisitions, but the decrease in the premium ratio is primarily due to the elimination of approximately 24,000 Flix and American Movie Classics premium units in the Northern Alabama Cluster. In addition, the decrease in the premium ratio may also reflect the fact that there is an increasing variety of quality programming on the basic tier. As such, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership offers premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.

Operating Expenses

Operating, general and administrative expenses increased by $ 5,393,511 or 51.9% and $ 16,909,512 or 64.7%, respectively, for the three and nine month periods ended September 30, 1996 when compared to the similar periods of 1995. The majority of these increases were related to the acquisitions of additional cable systems during 1995 and 1996.

Depreciation and amortization increased by 31.9% from $ 10,674,309 to $ 14,077,817 and 30.7% from $ 29,362,946 to $ 38,373,620, respectively, for the three and nine months ended September 30, 1996, when compared to the similar periods of 1995. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems.

Other Income / Expense

Interest expense increased by 95.5% from $ 4,338,297 to $ 8,483,236 and 82.2% from $ 12,998,165 to $ 23,687,546, respectively, for the three and nine month periods ended September 30, 1996, when compared to the similar periods of 1995. This increase was primarily due to the increase in the average outstanding debt balance between the comparable periods and an increase in the interest expense associated with issuing the Senior Notes on March 28, 1996. Hurricane Fran resulted in expense of $412,000 in September, 1996

Net Loss

Net loss increased by 39.5% from $ (6,084,683) to $ (8,491,140) and 8.3% from
$(21,340,719) to $ (23,115,821), respectively, for the three and nine month periods ended September 30, 1996 when compared to the similar periods of 1995. In 1996, significant increases in interest expense and Hurricane Fran were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition in 1995 and 1996 has been funded primarily by borrowings under credit facilities, with the exception of the acquisition in 1996 that was funded with the proceeds of the Senior Notes and the Southeast Holdings Senior Secured Discount Debentures. Cash flows provided by operating activities together with third party borrowings have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. In addition, the Partnership has funded portions of certain acquisitions through the issuance of equity securities. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient, during the next 12 months, for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

On March 28, 1996, the Partnership engaged in a corporate restructuring and refinancing plan. As a result, the parent company of the Southeast, Southeast Holdings, and its wholly-owned subsidiary, Charter Communications Southeast Holdings Capital Corporation, issued $146.8 million principal amount of Senior Secured Discount Debentures due 2007, from which the net proceeds of $72.4 million were invested in Southeast for use in operations. Simultaneously with this offering, Southeast and Southeast Capital issued $125.0 million aggregate principal amount of Senior Notes due 2006, from which the net proceeds to the issuers were $121.3 million. The net proceeds of these offerings were ultimately used, among other things, as follows: $17.5 million to repay outstanding credit facilities, $16.1 million to repay other indebtedness, $43.2 million to redeem the Special Limited Partner units of CC-I, and $114.9 million to consummate an acquisition.

At September 30, 1996, the Partnership's long-term debt of $381.9 million consisted of $80.6 million outstanding under the revolving credit and term loan facility of CC-I, $176.3 million outstanding under the revolving credit and term loan facility of CC-II, and $125 million of indebtedness from the sale of 11 1/4% Senior Notes. The Partnership had unused and available borrowing capacity of $24.4 million and $28.7 million under the credit facilities of CC-I and CC-II, respectively, at September 30, 1996.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006. The first interest payment on the Senior Notes was paid in September 1996.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as an adjustment to interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for either the three or nine months ended September 30, 1996.

During the second quarter of 1996, subsidiaries of the Partnership entered into separate agreements for the purchase of cable system assets from Masada Cable Partners, L.P. and Prime Cable of Hickory, L.P., for approximately $22.0 million and $68.0 million, respectively. Subject to the satisfaction of certain terms and conditions, it is anticipated that these acquisitions will be consummated in late 1996 or early 1997. In addition, the Partnership's subsidiaries entered into four separate agreements to purchase cable system assets in Anderson County and Abbeville, South Carolina and Lincolnton and Sanford, North Carolina for approximately $36.7 million, $4.2 million, $27.5 million and $20.8 million, respectively. The entities selling these four systems are affiliated with Charter Communications, Inc., the management company for, and a beneficial owner of an interest in, the Partnership. The selling entities intend to seek prior approval of the holders of a majority of their outstanding equity interests, and subject to other customary terms and conditions, such purchases are expected to be consummated in 1997. The Partnership anticipates funding these acquisitions by increasing the limits on its credit facilities and borrowing necessary funds. In addition, the Partnership will explore possibilities for additional equity contributions. Completion of the aforementioned acquisitions is dependent upon arrangement of financing on satisfactory terms to the Partnership, and there can be no assurance that such financing will be satisfactory to the Partnership, if available at all.

The Partnership incurred capital expenditures of approximately $26.7 million during the first nine months of 1996 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $50.0 million during 1996 and $30.0 million during 1997, of which approximately $11.0 million per year represents anticipated maintenance capital expenditures.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. The power commission's construction would be completed during 1997 and would pass approximately 6,000 homes, from which there are currently approximately 3,600 homes that subscribe to cable television services offered by the Partnership. The Partnership anticipates completion of the upgrade of its existing cable plant to two-way 750 Mhz by December 1996, which will be followed by an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. The Partnership cannot determine the impact, if any, that this proposed project by the City of Newnan will have on long-term results or strategies of the Partnership.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The following dollar amounts are in thousands, except for per subscriber amounts:



                                       For the Three Months                       For the Three Months
                                     Ended September 30, 1995                   Ended September 30, 1996
                                     ------------------------        --------------------------------------------------
                                           (Unaudited)                               (Unaudited)
                                                                     SYSTEMS ACQUIRED      Systems Acquired
                                       Actual      PRO FORMA         BEFORE 9-30-95         After 9-30-95      Actual
Service Revenues                       $   20,361    $   20,883        $   23,164        $    8,814        $   31,978
                                       ----------    ----------        ----------        ----------        ----------
Operating Expenses:
  Operating costs                           8,771         8,977             9,873             3,494            13,367
  General and administrative                1,625         1,679             1,719               704             2,423
                                       ----------    ----------        ----------        ----------        ----------
                                           10,396        10,656            11,592             4,198            15,790
                                       ----------    ----------        ----------        ----------        ----------
EBITDA (a)                             $    9,965    $   10,227        $   11,572        $    4,616        $   16,188
                                       ==========    ==========        ==========        ==========        ==========
EBITDA Margin                                48.9%         49.0%             50.0%             52.4%             50.6%
                                       ==========    ==========        ==========        ==========        ==========
Operating Statistical Data, at end
of period:
  Revenue per sub                           N/A      $    30.59        $    32.84        $    36.78        $    33.84
  Homes passed                            338,507       338,507           345,727           121,895           467,622
  Basic subscribers                       227,553       227,553           235,107            79,881           314,988
  Basic penetration                          67.2          67.2%             68.0%             65.5%             67.4%
  Premium subscriptions                   137,152       137,152           108,249            36,775           145,024

(a) EBITDA represents income beore interest expense, income taxes, depreciation and amortization, management fees and other income (expense). EBITDA is calculated before payment of management fees so as to be consistent with certain financial terms contained in the revolving credit and term loan facilities. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Partnership's operating performance. EBITDA does not include the Partnership's debt obligations or other significant commitments.

  Results of Operations - Pro Forma for the Quarter Ended September 30, 1995
     Versus the Quarter Ended September 30, 1996 (Systems Acquired Before
                             September 30, 1995)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended September 30, 1996 versus the three months ended September 30, 1995. Specifically, the comparable analysis includes the results of operations for the five acquisitions completed between April 1994 and July 1995 - see Significant Transactions for a complete listing of all acquisitions by the Company. Certain pro forma adjustments were made to the 1995 quarterly results to reflect operating results as if the acquisition of the Georgia system acquired from Masada Cable Partners, L.P. had occurred on July 1, 1995 rather than the actual acquisition date of July 31, 1995.

Service revenues increased by $2,281,000 or 10.9% when comparing the pro forma revenues for the quarter ended September 30, 1995 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is due to a net gain of approximately 7,500 basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $936,000 or 8.8% when comparing the pro forma operating expenses for the quarter ended September 30, 1995 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,345,000 or 13.2 % when comparing the pro forma operating cash flow for the quarter ended September 30, 1995 to the results for the comparable systems for the quarter ended September 30, 1996. In addition, EBITBA margin increased from 49.0% to 50.0% when comparing the similar periods.

Part II.  Other Information
          -----------------

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

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

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

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                    By: Charter Communications Southeast Properties, Inc.
                        General Partner


                                     By: /s/ Jerald L. Kent
                                         -------------------------------
                                         Jerald L. Kent
                                         President and
                                         Chief Financial Officer



By:  /s/Jerald L. Kent                   November 13, 1996
     -------------------------
     Jerald L. Kent
     President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                   November 13, 1996
     -------------------------
     Ralph G. Kelly
     Senior Vice President and
     Treasurer

             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION



                                     By:  /s/ Jerald L. Kent
                                         -------------------------------
                                        Jerald L. Kent
                                        President and
                                        Chief Financial Officer


By:  /s/Jerald L. Kent                  November 13, 1996
     -------------------------
     Jerald L. Kent
     President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                  November 13, 1996
     -------------------------
     Ralph G. Kelly
     Senior Vice President and
     Treasurer

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.

             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                     FOR QUARTER ENDED SEPTEMBER 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.


             By:  Charter Communications Southeast Properties, Inc.
                  General Partner


                                            By: _________________________
                                                  Jerald L. Kent
                                                  President and
                                                  Chief Financial Officer


By:  ____________________________________         November 13, 1996
     Jerald L. Kent
     President and
     Chief Financial Officer


By:  ____________________________________         November 13, 1996
     Ralph G. Kelly
     Senior Vice President and
     Treasurer



             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


                                            By: _________________________
                                                  Jerald L. Kent
                                                  President and
                                                  Chief Financial Officer



By:  _______________________________________  November 13, 1996
     Jerald L. Kent
     President and
     Chief Financial Officer



By:  _______________________________________  November 13, 1996
     Ralph G. Kelly
     Senior Vice President and
     Treasurer