Form 10-Q
period 1997-03-31
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1997-05-15
CIK 1012444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from ________________ to __________________________

Commission File Number 333-3772
                       --------


                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
                     --------------------------------------
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
              ----------------------------------------------------
           (Exact name of registrants as specified in their charters)



             Delaware                                    43-1740131
             --------                                    ----------
                                                         43-1722376
                                                         ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   -----------------------------------                   -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---  ---

As of March 31, 1997, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
                     --------------------------------------
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
              ----------------------------------------------------


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997
                ------------------------------------------------


                                     INDEX
                                     -----


                                                                                              Page
                                                                                              ----
Part I.  Financial Information
         ---------------------

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - March 31, 1997 and December 31, 1996         3
                  b. Consolidated Statements of Operations - Three Months Ended
                     March 31, 1997 and 1996                                                    4
                  c. Consolidated Statement of Partners' Capital - Three Months Ended
                     March 31, 1997                                                             5
                  d. Consolidated Statements of Cash Flows - Three Months Ended March 31,
                     1997 and 1996                                                              6
                  e. Notes to Consolidated Financial Statements                                 7

                  Separate financial statements of Charter Communications Southeast
                  Capital Corporation have not been presented as this entity had no operations and  substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         9

Part II. Other Information
         -----------------


         Item 1.  Legal Proceedings - None                                                      -

         Item 2.  Change in Securities - None                                                   -

         Item 3.  Defaults upon Senior Securities - None                                        -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                    -

         Item 5.  Other Information - None                                                      -

         Item 6.  Exhibits and Reports on Form 8-K                                             16

         Signature Page                                                                        17


            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
            -------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                    March 31,      December 31,
                                                      1997             1996
                                                 --------------   --------------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                      $   3,416,928    $   3,145,309
  Accounts receivable, net of allowance for
   doubtful accounts of $ 317,612
     and $ 300,378, respectively                     3,040,951        2,537,324
  Prepaid expenses and other                           537,904          299,071
  Receivable from parent and affiliates              1,636,171        1,572,381
                                                 --------------   --------------
        Total current assets                         8,631,954        7,554,085
                                                 --------------   --------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net               180,734,943      163,998,045
  Franchise costs, net of accumulated
   amortization of $ 84,415,931 and
     $ 75,221,372 respectively                     443,646,952      389,065,380
  Covenants not to compete, net of accumulated
     amortization of $300,000, and
     $240,000, respectively                          1,040,000          960,000
                                                 --------------   --------------
                                                   625,421,895      554,023,425
                                                 --------------   --------------
RESTRICTED FUNDS HELD IN ESCROW                             --        1,782,537
                                                 --------------   --------------
OTHER ASSETS                                        13,608,681       11,251,894
                                                 --------------   --------------
                                                 $ 647,662,530    $ 574,611,141
                                                 ==============   ==============
      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $  15,768,503    $  23,943,425
  Subscriber deposits and prepayments                  399,627          260,244
  Payable to affiliates                              1,530,866        2,131,197
                                                 --------------   --------------
        Total current liabilities                   17,698,996       26,334,866
                                                 --------------   --------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE        5,054,581        4,293,532
                                                 --------------   --------------
DEFERRED REVENUE                                     1,744,942        1,661,503
                                                 --------------   --------------
LONG-TERM DEBT                                     466,400,000      410,300,000
                                                 --------------   --------------
DEFERRED INCOME TAXES                                5,111,308        5,111,308
                                                 --------------   --------------
REDEEMABLE  PREFERRED LIMITED UNITS - no
  Class A or Class B units issued or
  outstanding during 1997 or 1996                           --               --
                                                 --------------   --------------
SPECIAL LIMITED PARTNER UNITS - No Class A
  or Class B units issued or outstanding
  during 1997 or 1996                                       --               --
                                                 --------------   --------------
PARTNERS' CAPITAL:
  General Partner                                    1,516,527        1,269,099
  Preferred Limited Partners - No Class A or
    Class B units issued or outstanding during
    1997 or 1996                                            --               --
  Common Limited Partners - 1,850.05 units and
    1,513.36 units, issued and outstanding,
    respectively                                   150,136,176      125,640,833
                                                 --------------   --------------
        Total partners' capital                    151,652,703      126,909,932
                                                 --------------   --------------
                                                 $ 647,662,530    $ 574,611,141
                                                 ==============   ==============


The accompanying notes are an integral part of these consolidated balance sheets.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
            -------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
                                  (Unaudited)


                                                               1997            1996
                                                          --------------  --------------
SERVICE REVENUES:
  Basic service                                              $26,741,911     $17,502,013
  Premium service                                              4,277,263       2,993,822
  Other                                                        5,784,603       3,348,339
                                                          --------------  --------------
                                                              36,803,777      23,844,174
                                                          --------------  --------------
OPERATING EXPENSES:
  Operating costs                                             15,682,218      10,032,011
  General and administrative                                   2,948,571       1,903,797
  Depreciation and amortization                               14,892,199      10,883,500
  Management fees - related party                              1,841,531       1,192,067
                                                          --------------  --------------
                                                              35,364,519      24,011,375
                                                          --------------  --------------
  Income (loss) from operations                                1,439,258        (167,201)
                                                          --------------  --------------
OTHER INCOME (EXPENSE):
  Interest income                                                 41,056          28,701
  Interest expense                                           (10,207,543)     (6,697,899)
  Other                                                               --          (2,485)
                                                          --------------  --------------
                                                             (10,166,487)     (6,671,683)
                                                          --------------  --------------
  Loss before benefit for income taxes                        (8,727,229)     (6,838,884)

BENEFIT (PROVISION) FOR INCOME TAXES                                  --          51,191
                                                          --------------  --------------
  Net loss                                                    (8,727,229)     (6,787,693)
                                                          --------------  --------------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                       --        (828,616)
  Redeemable Preferred Limited units                                  --      (1,452,343)

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS              --       4,063,274
                                                          --------------  --------------
  Net loss applicable to partners' capital accounts          $(8,727,229)    $(5,005,378)
                                                          ==============  ==============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                            $   (87,272)       $(50,054)
  Class B Preferred Limited Partners                                  --              --
  Common Limited Partners                                     (8,639,957)     (4,955,324)
                                                          --------------  --------------
                                                             $(8,727,229)    $(5,005,378)
                                                          ==============  ==============

      The accompanying notes are an integral part of these consolidated statements.


            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
            -------------------------------------------------------

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  -------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                   -----------------------------------------
                                  (Unaudited)




                                                    Class B
                                                   Preferred
                                     General        Limited              Common
                                     Partner        Partners         Limited Partners         Total
                                  ------------    ------------      ------------------   --------------
BALANCE, December 31, 1996         $1,269,099      $       --          $125,640,833       $126,909,932

  Capital contributions               334,700              --            33,135,300         33,470,000
  Allocation of net loss              (87,272)             --            (8,639,957)        (8,727,229)
                                   ----------      ----------          ------------       ------------
BALANCE, March 31, 1997            $1,516,527      $       --          $150,136,176       $151,652,703
                                   ==========      ==========          ============       ============










  The accompanying notes are an integral part of this consolidated statement.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
            -------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
                                  (Unaudited)


                                                                                  1997                  1996
                                                                            ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $    (8,727,229)      $    (6,787,693)
  Adjustments to reconcile net loss to net cash provided by operating activities
    Depreciation and amortization                                                14,892,199            10,883,500
    Amortization of debt issuance costs                                             353,943                    --
    Amortization of interest rate cap agreements                                     41,375                40,125
    Forgiveness of note receivable with related party                                    --               100,000
    Deferred income taxes                                                                --               (51,191)
    Changes in assets and liabilities, net of effects from acquisitions -
      Accounts receivable, net                                                      126,030              (285,056)
      Prepaid expenses and other                                                   (244,061)             (144,078)
      Receivable from parent and affiliates                                         (63,790)           (1,771,813)
      Accounts payable and accrued expenses                                      (8,800,556)           (1,100,010)
      Subscriber deposits and prepayments                                          (114,233)              (43,923)
      Payable to affiliates                                                         878,924               270,059
      Deferred revenue                                                               73,277               (33,140)
                                                                            ---------------       ---------------
    Net cash provided by (used in) operating activities                          (1,584,121)            1,076,780
                                                                            ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (10,663,994)           (5,242,024)
  Payments for acquisitions, net of cash acquired                               (69,102,324)         (125,270,673)
  Payments of organizational expenses                                                    --               (34,257)
  Restricted funds held in escrow                                                 1,782,537                    --
                                                                            ---------------       ---------------
    Net cash used in investing activities                                       (77,983,781)         (130,546,954)
                                                                            ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                                              --           125,000,000
  Payment of debt issuance costs                                                 (2,980,479)           (5,913,610)
  Borrowings under revolving credit agreement                                    88,250,000             9,775,000
  Payments under revolving credit agreement                                     (35,230,000)          (18,100,000)
  Payment of note payable                                                                --           (15,000,000)
  Partners' capital contributions                                                29,800,000            72,375,061
  Redemption of Special Limited Partner units                                            --           (43,242,948)
                                                                            ---------------       ---------------
    Net cash provided by financing activities                                    79,839,521           124,893,503
                                                                            ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                271,619            (4,576,671)
CASH AND CASH EQUIVALENTS, beginning of period                                    3,145,309             5,197,140
                                                                            ---------------       ---------------
CASH AND CASH EQUIVALENTS, end of period                                    $     3,416,928       $       620,469
                                                                            ===============       ===============
CASH PAID FOR INTEREST                                                      $    12,524,517       $     8,033,416
                                                                            ===============       ===============
CASH PAID FOR TAXES                                                         $            --       $            --
                                                                            ===============       ===============

                  The accompanying notes are an integral part of these consolidated statements.


            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
            -------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION:
   ---------------------------------------

The accompanying consolidated financial statements of Charter Communications Southeast, L.P. (Charter Southeast) and subsidiaries include the accounts of Charter Southeast and its direct and indirect wholly owned subsidiaries:
Charter Communications Southeast Capital Corporation, CCP II, Inc., CCP One, Inc., Charter Communications II, L.P. (CC-II), and Charter Communications, L.P. (CC-I), collectively referred to as the "Partnership" or the "Company" herein. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the March 31, 1997 presentation.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:
   ------------------------------------------------

The consolidated financial statements as of March 31, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3. ACQUISITIONS
   ------------

In February 1997, CC-II acquired the net assets of Prime Cable of Hickory, L.P., which included the cable television system in and around Hickory, North Carolina, for approximately $69.4 million, including transaction costs and preliminary closing adjustments. The purchase price allocation as reflected in the consolidated financial statements as of March 31, 1997 is subject to certain final closing adjustments.

Subsequent to March 31, 1997, CC-I and CC-II acquired the net assets of certain cable television systems located in North Carolina and South Carolina from Cencom Cable Income Partners II, L.P. (CCIP II) and Cencom Partners, L.P.
(CPLP), affiliated entities, for an aggregate purchase price of approximately $89.2 million.


4. PARTNERS' CAPITAL
   -----------------

In February 1997, Charter Southeast received $30 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of debt approximately $3.1 million) of approximately $3.67 million, was contributed to Charter Southeast which, in turn, contributed such system to CC-II and was recorded at fair market value. Of the $30.0 million contributed to Charter Southeast, Charter Southeast contributed $5.0 million of such capital to CC-I and $25.0 million of such capital to CC-II, to be ultimately used toward future acquisitions. Pending consummation of such future acquisitions, the equity contribution was used to pay down outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of

$200,000 were incurred in connection with the capital contributions. These capital contributions resulted in an increase in limited partnership units of 336.7.



5. SIGNIFICANT NONCASH TRANSACTION
   -------------------------------

The Partnership has reflected the contribution of the Stockbridge System (see
Note 4) as a noncash transaction in the accompanying consolidated financial statements.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
                     --------------------------------------
                 CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORP
                 ---------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions
------------------------

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                          Approximate
                          -----------
     Acquisition Date    Purchase Price             Location of Systems
     ----------------    --------------             -------------------
     April 1994          $174.7 million      Georgia, Alabama, Louisiana
     January 1995        $108.0 million      Kentucky, N. Carolina, S. Carolina
     May 1995            $ 22.0 million      Georgia
     May 1995            $ 48.0 million      Alabama
     July 1995           $ 34.7 million      Georgia
     November 1995       $ 35.0 million      S. Carolina
     January 1996        $  8.4 million      S. Carolina
     March 1996          $112.0 million      Georgia, N. Carolina, Tenn., Ky.
     November 1996       $ 22.0 million      Alabama, Tennessee
     February 1997       $ 69.4 million      N. Carolina
     February 1997       $  3.7 million      Georgia


As of March 31, 1997, the Company had four pending acquisitions for the purchase of cable television systems serving approximately 51,500 basic subscribers and 24,500 premium subscriptions for a total purchase price of approximately $89.2 million. These four transactions were consummated by the Company during April 1997.

Results of Operations
---------------------

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:

                                           March 31,   December 31,  March 31,
                                             1997          1996        1996
  Basic Subscribers:                      ----------- ------------- -----------
    Nashville Cluster                        42,800        42,400      41,600
    Northern Alabama Cluster                 62,800        62,400      47,700
    New Orleans Cluster                      36,000        35,600      35,400
    Atlanta Cluster                          67,400        62,400      56,400
    Greenville-Spartanburg/Asheville
    Cluster                                  79,500        78,100      76,600
    Hickory Cluster                          35,100            --          --
    Non-Cluster Systems                      51,000        49,700      49,800
                                            -------       -------     -------
                                            374,600       330,600     307,500
                                            =======       =======     =======
  Premium Subscription Units:
    Nashville Cluster                        22,400        22,800      24,300
    Northern Alabama Cluster                 26,900        27,000      26,200
    New Orleans Cluster                      17,900        16,800      16,900
    Atlanta Cluster                          26,800        23,700      21,800
    Greenville-Spartanburg/Ashville Cluster  32,200        30,400      27,500
    Hickory Cluster                          14,700            --          --
    Non-Cluster Systems                      32,700        30,500      31,900
                                            -------       -------     -------
                                            173,600       151,200     148,600
                                            =======       =======     =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                   For the Three Months
                                                     Ended March 31,
                                                     ---------------
                                                       (Unaudited)
                                              1997                          1996
                                       -------------------          ---------------------
                                                    % of                           % of
                                       Amount      Revenue          Amount        Revenue
                                       ------      -------          ------        -------
Service Revenues                       $ 36,804     100.0%         $ 23,844        100.0%
                                       --------    -------         --------       -------
Operating Expenses:
  Operating costs                        15,682      42.6%           10,032         42.1%
  General and administrative              2,949       8.0%            1,904          8.0%
  Depreciation and Amortization          14,892      40.5%           10,883         45.6%
  Management Fees - Related Party         1,842       5.0%            1,192          5.0%
                                       --------    -------         --------       -------
                                         35,365      96.1%           24,011        100.7%
                                       --------    -------         --------       -------
Income (Loss) From Operations             1,439       3.9%             (167)        -0.7%
                                       --------    -------         --------       -------
Other Income (Expense):
  Interest Income                            41       0.1%               29          0.1%
  Interest Expense                      (10,208)    -27.7%           (6,699)       -28.1%
  Other                                     ---       0.0%               (2)         0.0%
                                       --------    -------         --------       -------
                                        (10,167)    -27.6%           (6,672)       -28.0%
                                       --------    -------         --------       -------
Loss Before Benefit for Income Taxes     (8,728)    -23.7%           (6,839)       -28.7%
Benefit for Income Taxes                    ---       0.0%               51          0.2%
                                       --------    -------         --------       -------
  Net Loss                             $ (8,728)    -23.7%         $ (6,788)       -28.5%
                                       ========    =======         ========       =======

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 54.3% to $ 36,804,000, for the three month period ended March 31, 1997, when compared to the similar period of 1996. This increase in 1997 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997 and 1996. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by $ 5,650,000 or 56.3% for the three months ended March 31, 1997 when compared to the similar period of 1996. The majority of this increase was related to the acquisitions of additional cable television systems during 1996 and 1997. Operating costs, as a percentage of service revenues, have increased from 42.1% for the quarter ended March 31, 1996 to 42.6% for the quarter ended March 31, 1997. This is primarily related to increases in programming costs, as many of the Partnership's programming contracts had rate increases effective during the first quarter of 1997. The Partnership expects that programming cost increases will continue to be an on-going issue for the next several years.

General and administrative expenses increased by $1,045,000 or 54.9% for the three months ended March 31, 1997 when compared to the similar period of 1996. This increase is primarily a result of the acquisitions of additional cable television systems during 1996 and 1997. General and administrative expenses, as a percentage of service revenues, have remained constant at 8.0% for the quarters ended March 31, 1997 and March 31, 1996.

Depreciation and amortization increased by 36.8% from $ 10,883,000 to $14,892,000 for the three months ended March 31, 1997, when compared to the similar period of 1996. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three months ended March 31, 1997 compared to the similar period of 1996. This decrease is due primarily to an increase in revenues due to internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 52.4% from $ 6,699,000 to $ 10,208,000 for the three months ended March 31, 1997, when compared to the similar period of 1996. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods, an increase in interest rates on the bank debt and an increase in the interest expense associated with issuing the Senior Notes and Discount Debentures on March 28, 1996.


Net Loss

Net loss increased by 28.6% from $ (6,788,000) to $ (8,728,000) for the three months ended March 31, 1997 when compared to the similar period of 1996. In 1997, increased amortization and interest expense were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition during 1997 and 1996 has been funded primarily by borrowings under bank credit facilities, the 11 1/4% Senior Notes (the "Senior Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

At March 31, 1997, the Partnership's long-term debt of $466.4 million consisted of $107.9 million outstanding under the revolving credit and term loan facility of CC-I, $233.5 million outstanding under the revolving credit and term loan facility of CC-II, and $125 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $42.1 million and $131.5 million under the credit facilities of CC-I and CC-II, respectively, at March 31, 1997. With regard to the CC-II credit facility, in February 1997 the credit facility was amended to allow for, among other things, an increase in availability to $365 million. CC-II increased the facility to complete the acquisition of the Hickory, North Carolina system, to fund the acquisitions consummated in April 1997 and to fund capital expenditures.

In February 1997, CC-II acquired the assets of the cable television system in and around Hickory, North Carolina, for approximately $69.4 million, after transaction costs and preliminary closing adjustments. The Hickory cable television system served approximately 35,000 basic customers who subscribed to approximately 14,700 premium subscriptions. The Hickory acquisition was funded by borrowings under the CC-II credit facility.

In February 1997, Charter Southeast received $30 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of debt approximately $3.1 million) of approximately $3.67 million, was contributed to Charter Southeast which, in turn, contributed such system to CC-II and were recorded at fair market value. Of the $30.0 million contributed to Charter Southeast, Charter Southeast contributed $5.0 million of such capital to CC-I and $25.0 million of such capital to CC-II, to be ultimately used toward future acquisitions. Pending consummation of such future acquisitions, the equity contribution was used to pay down outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the capital contributions.

In April 1997, CC-I acquired the assets of a cable television system located in Sanford, North Carolina, serving approximately 12,700 basic subscribers, for a purchase price of approximately $20.8 million. Also, during April 1997, CC-II acquired the assets of certain cable television systems located in Anderson County, South Carolina, Abbeville, South Carolina, and Lincolnton, North Carolina. CC-II acquired certain cable television systems, which serve approximately 38,800 basic subscribers, for an aggregate purchase price of approximately $68.4 million. These acquisitions by CC-I and CC-II were funded by availability under their respective credit facilities. The selling entities were affiliates of the Company.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three months ended March 31, 1997.

The Partnership incurred capital expenditures of approximately $10.7 million during the first quarter of 1997 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $70.0 million during 1997.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. The power commission's construction would be completed during 1997 and would pass approximately 6,000 homes, from which there are currently approximately 3,500 homes that subscribe to cable television services offered by the Partnership. In addition, the City of Newnan recently received a franchise for the unincorporated area surrounding the city. The Partnership completed the upgrade of its existing cable plant to 750 MHz during December 1996, and began an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. The Partnership cannot determine the impact, it any, this project by the City of Newnan will have on long-term results or strategies of the Partnership.

The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. Pursuant to the proposals currently under discussion, the Partnership and its venture partner would upgrade the plant to 860 MHz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner, and realizing certain operating costs. There is no assurance that a final agreement will be reached with respect to any such proposals.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:




                                           For the Three Months                            For the Three Months
                                           Ended March 31, 1997                            Ended March 31, 1996
                               --------------------------------------------   ---------------------------------------------------
                                               (Unaudited)                                        (Unaudited)
                                    SYSTEMS           Systems                     SYSTEMS             Systems
                                ACQUIRED ON OR       Acquired                 ACQUIRED ON OR          Acquired
                                 BEFORE 1/1/96     After 1/1/96       Total    BEFORE 1/1/96        After 1/1/96         Total
                                ---------------  -------------  ----------  --------------------  ----------------  ----------
Service Revenues                     $26,696        $10,108        $36,804           $23,844           $     --       $23,844
                                    --------        -------        -------           -------           --------       -------
Operating Expenses:                                                                                          --
Operating costs                       11,499          4,183         15,682            10,032                 --        10,032
General and administrative             2,211            738          2,949             1,904                 --         1,904
                                    --------        -------        -------           -------           --------       -------
                                      13,710          4,921         18,631            11,936                 --        11,936
                                    --------        -------        -------           -------           --------       -------
EBITDA (a)                           $12,986          5,187        $18,173           $11,908           $     --       $11,908
                                    ========        =======        =======           =======           ========       =======
EBITDA Margin                           48.6%          51.3%          49.4%             49.9%                --          49.9%
                                    ========        =======        =======           =======           ========       =======
Operating Statistical Data,
at end of period:

Monthly revenue per subscriber      $  33.15       $  31.73       $  32.75          $  30.99                 --      $  30.99
Homes passed                         397,800        157,200        555,000           386,500                 --       386,500
Basic subscribers                    268,400        106,200        374,600           256,400                 --       256,400
Basic penetration                       67.5%          67.5%          67.5%             66.3%                --          66.3%
Premium subscriptions                121,600         52,000        173,600           125,600                 --       125,600


(a) EBITDA represents income before interest expense, income taxes, depreciation and amortization, management fees and other income (expense). EBITDA is calculated before payment of management fees so as to be consistent with certain financial terms contained in the revolving credit and term loan facilities. Management fees paid by the Company are calculated as 5% of service revenues, 60% of which is payable currently and 40% is deferred. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Partnership's operating performance. EBITDA does not include the Partnership's debt obligations or other significant commitments.

Results of Operations - Supplemental analysis for the Quarter Ended
    March 31, 1997 Versus the Quarter Ended March 31, 1996 (for Systems Acquired Before January 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended March 31, 1997 versus the three months ended March 31, 1996. Specifically, the comparable analysis includes the results of operations for the seven acquisitions completed between April 1994 and January 1996. - see Significant Transactions for a complete listing of all acquisitions by the Company. The operating results of the systems acquired during March 1996 from Cencom Cable Income Partners, L.P., are included with the results of systems acquired after January 1, 1996.

Service revenues increased by $2,852,000 or 12.0% when comparing the revenues for the quarter ended March 31, 1997 to the results for the comparable systems for the quarter ended March 31, 1996. This increase is due to a net gain of approximately 12,000 or 4.7%, for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $1,774,000 or 14.9% when comparing the operating expenses for the quarter ended March 31, 1997 to the results for the comparable systems for the quarter ended March 31, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,078,000 or 9.1% when comparing the operating cash flow for the quarter ended March 31, 1997 to the results for the comparable systems for the
quarter ended March 31, 1996.   EBITDA margin decreased from 49.9% to 48.6%
when comparing the similar periods, primarily as a result of the increase in programming costs.

      Part II.  Other Information

      Item 1.   Legal Proceedings - None

      Item 2.   Change in Securities - None

      Item 3.   Defaults upon Senior Securities - None

      Item 4.   Submission of Matters to a Vote of Security Holders - None

      Item 5.   Other Information - None

      Item 6.   Exhibits and Reports on Form 8-K

                (a)  Exhibits - None

                (b)  Reports on Form 8-K

                        1. The Partnership filed a report on Form 8-K dated February 21, 1997 and covering Item 2 with respect to the acquisition of the cable television systems located in and around Hickory, North Carolina.

                        2. The Partnership filed a report on Form 8-K dated April 11, 1997 and covering Item 2 with respect to the acquisitions of certain cable television systems located in North Carolina and South Carolina.

                Pursuant to Article 3 of Regulation S-X, no financial statement information was required in connection with the Form 8-K filings related to the two sale transactions.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                        FOR QUARTER ENDED MARCH 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                          By: Charter Communications Southeast Properties, Inc.
                              its General Partner


                          By:  /s/ Jerald L. Kent
                             -------------------------------------------------
                                   Jerald L. Kent
                                   President and
                                   Chief Financial Officer




By:  /s/Jerald L. Kent                  May 13, 1997
    -----------------------------
    Jerald L. Kent
    President and
    Chief Financial Officer


By:  /s/Ralph G. Kelly                  May 13, 1997
    ---------------------------------
    Ralph G. Kelly
    Senior Vice President - Treasurer




                    CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


                          By:  /s/ Jerald L. Kent
                             ------------------------------------------------
                                   Jerald L. Kent
                                   President and
                                   Chief Financial Officer




By:  /s/Jerald L. Kent                  May 13, 1997
   ---------------------------------
    Jerald L. Kent
    President and
    Chief Financial Officer


By:  /s/Ralph G. Kelly                  May 13, 1997
   ---------------------------------
    Ralph G. Kelly
    Senior Vice President - Treasurer