Form 10-Q
period 1997-06-30
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1997-08-14
CIK 1012444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                   FORM 10-Q


    (Mark one)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from ________________ to ________________

Commission File Number 333-3772


                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
           (Exact name of registrants as specified in their charters)


             Delaware                                    43-1740131
             --------                                    ----------
                                                         43-1722376
                                                         ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   ----------------------------------------              ---------
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of June 30, 1997, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX




                                                                                                Page
                                                                                                ----
Part I.  Financial Information
         ---------------------

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - As of June 30, 1997 and December 31, 1996     3
                  b. Consolidated Statements of Operations - For the Three Months Ended
                     June 30, 1997 and 1996                                                      4
                  c. Consolidated Statements of Operations - For the Six Months Ended June
                     30, 1997 and 1996                                                           5
                  d. Consolidated Statement of Partners' Capital - For the Six Months Ended
                     June 30, 1997                                                               6
                  e. Consolidated Statements of Cash Flows - For the Six Months Ended
                     June 30, 1997 and 1996                                                      7
                  f. Notes to Consolidated Financial Statements                                  8


                  Separate financial statements of Charter Communications Southeast
                  Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         10

Part II.  Other Information
          -----------------

          Item 1. Legal Proceedings                                                             18

          Item 2. Change in Securities - None                                                    -

          Item 3. Defaults upon Senior Securities - None                                         -

          Item 4. Submission of Matters to a Vote of Security Holders - None                     -

          Item 5. Other Information - None                                                       -

          Item 6. Exhibits and Reports on Form 8-K                                              18

          Signature Page                                                                        19

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                              June 30,      December 31,
                                 ASSETS                                         1997            1996
                                 ------                                     -------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  1,868,472      $ 3,145,309
  Accounts receivable, net of allowance for doubtful accounts of $443,858,
    and $300,378, respectively                                                  3,816,978        2,537,324
  Prepaid expenses and other                                                      252,735          299,071
  Receivables from parent and affiliates                                        1,012,454        1,572,381
                                                                            -------------  ---------------
     Total current assets                                                       6,950,639        7,554,085
                                                                            -------------  ---------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net                                          223,142,183      163,998,045
  Franchise costs, net of accumulated amortization of $95,592,495
    and $75,221,372 respectively                                              495,096,842      389,065,380
  Covenants not to compete, net of accumulated amortization of $481,324,
    and $240,000, respectively                                                    978,676          960,000
                                                                            -------------  ---------------
                                                                              719,217,701      554,023,425
                                                                            -------------  ---------------
RESTRICTED FUNDS HELD IN ESCROW                                                       ---        1,782,537
                                                                            -------------  ---------------
OTHER ASSETS                                                                   13,263,098       11,251,094
                                                                            -------------  ---------------
                                                                             $739,431,438     $574,611,141
                                                                            =============  ===============
                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $ 24,745,169      $23,943,425
  Subscriber deposits and prepayments                                             440,030          260,244
  Payable to affiliates                                                         2,097,412        2,131,197
                                                                            -------------  ---------------
     Total current liabilities                                                 27,282,611       26,334,866
                                                                            -------------  ---------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                   5,963,214        4,293,532
                                                                            -------------  ---------------
DEFERRED REVENUE                                                                1,765,992        1,661,503
                                                                            -------------  ---------------
LONG-TERM DEBT                                                                558,500,000      410,300,000
                                                                            -------------  ---------------
DEFERRED INCOME TAXES                                                           5,111,308        5,111,308
                                                                            -------------  ---------------
REDEEMABLE  PREFERRED LIMITED UNITS - No Class A or Class B units
  issued or outstanding at June 30, 1997 and December 31, 1996                         --               --
                                                                            -------------  ---------------
SPECIAL LIMITED PARTNER UNITS - No Class A or Class B units issued or
  outstanding at June 30, 1997 and December 31, 1996                                   --               --
                                                                            -------------  ---------------
PARTNERS' CAPITAL:
  General Partner                                                               1,408,083        1,269,099
  Preferred Limited Partners - No Class A or Class B units issued or
    outstanding at June 30, 1997 and December 31, 1996                                 --               --
  Common Limited Partners - 1,850.05 units and 1,513.36 units, issued and
    outstanding, respectively                                                 139,400,230      125,640,833
                                                                            -------------  ---------------
      Total partners' capital                                                 140,808,313      126,909,932
                                                                            -------------  ---------------
                                                                            $ 739,431,438     $574,611,141
                                                                            =============  ===============

The accompanying notes are an integral part of these consolidated balance sheets.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                               1997             1996
                                                          ---------------  ---------------
SERVICE REVENUES:
 Basic service                                            $   33,003,999   $   22,570,066
 Premium service                                               5,046,914        3,856,149
 Other                                                         7,377,922        4,647,995
                                                          ---------------  ---------------
                                                              45,428,835       31,074,210
                                                          ---------------  ---------------
OPERATING EXPENSES:
 Operating costs                                              19,654,960       13,247,605
 General and administrative                                    3,419,288        2,296,148
 Depreciation and amortization                                18,563,150       13,372,178
 Management fees - related party                               2,267,769        1,552,599
                                                          ---------------  ---------------
                                                              43,905,167       30,468,530
                                                          ---------------  ---------------
 Income from operations                                        1,523,668          605,680
                                                          ---------------  ---------------
OTHER INCOME (EXPENSE):
 Interest income                                                  38,379           41,665
 Interest expense                                            (12,406,437)      (8,546,536)
 Other                                                                --            2,214
                                                          ---------------  ---------------
                                                             (12,368,058)      (8,502,657)
                                                          ---------------  ---------------
 Loss before benefit for income taxes                        (10,844,390)      (7,896,977)

BENEFIT FOR INCOME TAXES                                              --           59,989
                                                          ---------------  ---------------
 Net loss                                                    (10,844,390)      (7,836,988)
                                                          ---------------  ---------------
REDEMPTION PREFERENCE ALLOCATION:
 Special Limited Partner units                                        --               --
 Redeemable Preferred Limited units                                   --               --

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS              --               --
                                                          ---------------  ---------------
 Net loss applicable to partners' capital accounts        $  (10,844,390)  $   (7,836,988)
                                                          ===============  ===============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
 General Partner                                          $     (108,444)  $      (78,370)
 Class B Preferred Limited Partners                                   --               --
 Common Limited Partners                                     (10,735,946)      (7,758,618)
                                                          ---------------  ---------------
                                                          $  (10,844,390)  $   (7,836,988)
                                                          ===============  ===============

The accompanying notes are an integral part of these consolidated statements.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                               1997             1996
                                                          ---------------  ---------------
SERVICE REVENUES:
 Basic service                                            $   59,745,910   $   40,072,079
 Premium service                                               9,324,177        6,849,971
 Other                                                        13,162,525        7,996,334
                                                          ---------------  ---------------
                                                              82,232,612       54,918,384
                                                          ---------------  ---------------
OPERATING EXPENSES:
 Operating costs                                              35,337,178       23,279,616
 General and administrative                                    6,367,859        4,199,945
 Depreciation and amortization                                33,455,349       24,295,803
 Management fees - related party                               4,109,300        2,744,666
                                                          ---------------  ---------------
                                                              79,269,686       54,520,030
                                                          ---------------  ---------------
 Income from operations                                        2,962,926          398,354
                                                          ---------------  ---------------
OTHER INCOME (EXPENSE):

 Interest income                                                  79,435           70,366
 Interest expense                                            (22,613,980)     (15,204,310)
 Other                                                                --             (271)
                                                          ---------------  ---------------
                                                             (22,534,545)     (15,134,215)
                                                          ---------------  ---------------
 Loss before benefit for income taxes                        (19,571,619)     (14,735,861)

BENEFIT  FOR INCOME TAXES                                             --          111,180
                                                          ---------------  ---------------
 Net loss                                                    (19,571,619)     (14,624,681)
                                                          ---------------  ---------------
REDEMPTION PREFERENCE ALLOCATION:

 Special Limited Partner units                                        --         (828,616)
 Redeemable Preferred Limited units                                   --       (1,452,343)

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS              --        4,063,274
                                                          ---------------  ---------------
Net loss applicable to partners' capital accounts         $  (19,571,619)  $  (12,842,366)
                                                          ===============  ===============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:

 General Partner                                          $     (195,716)  $     (128,424)
 Class B Preferred Limited Partners                                   --               --
 Common Limited Partners                                     (19,375,903)     (12,713,942)
                                                          ---------------  ---------------
                                                          $  (19,571,619)  $  (12,842,366)
                                                          ===============  ===============

 The accompanying notes are an integral part of these consolidated statements.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)




                                                    Class B
                                 General       Preferred Limited    Common Limited
                                 Partner           Partners            Partners               Total
                            -----------------  -----------------  --------------------  -----------------
BALANCE, December 31, 1996        $1,269,099                 $--         $125,640,833       $126,909,932
Capital contributions                334,700                  --           33,135,300         33,470,000
Allocation of net loss              (195,716)                 --          (19,375,903)       (19,571,619)
                            -----------------  -----------------  --------------------  -----------------
BALANCE, June 30, 1997            $1,408,083                 $--         $139,400,230       $140,808,313
                            =================  =================  ====================  =================

  The accompanying notes are an integral part of this consolidated statement.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                                1997                1996
                                                                         ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $   (19,571,619)    $   (14,624,681)
 Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization                                                 33,455,349          24,295,803
  Amortization of debt issuance costs                                              926,614             125,106
  Amortization of interest rate cap agreements                                      86,084              66,875
  Forgiveness of note receivable with related party                                     --             100,000
  Changes in assets and liabilities, net of effects from acquisitions -
   Accounts receivable, net                                                        124,249           1,558,448
   Prepaid expenses and other                                                       62,426              63,062
   Receivables from parent and affiliates                                          559,927           1,696,179
   Accounts payable and accrued expenses                                        (1,047,241)           (197,892)
   Subscriber deposits and prepayments                                            (197,873)            (69,591)
   Payable to affiliates                                                         2,354,103           1,358,466
   Deferred revenue                                                                (34,420)            553,987
                                                                         ------------------  ------------------
  Net cash provided by operating activities                                     16,717,599          14,925,762
                                                                         ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                    (31,578,550)        (15,491,286)
 Payments for acquisitions, net of cash acquired                              (159,666,104)       (125,270,673)
 Payments of organizational expenses                                                    --             (34,257)
 Restricted funds held in escrow                                                 1,782,537                  --
 Payments of franchise costs                                                      (238,691)                 --
                                                                         ------------------  ------------------
  Net cash used in investing activities                                       (189,700,808)       (140,796,216)
                                                                         ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                         --         125,000,000
 Payment of debt issuance costs                                                 (3,213,628)         (6,036,543)
 Borrowings under revolving credit agreement                                   182,850,000           9,775,000
 Payments under revolving credit agreement                                     (37,730,000)        (18,500,000)
 Payment of note payable                                                                --         (15,000,000)
 Partners' capital contributions                                                29,800,000          72,375,061
 Redemption of Special Limited Partner units                                            --         (43,242,948)
                                                                         ------------------  ------------------
  Net cash provided by financing activities                                    171,706,372         124,370,570
                                                                         ------------------  ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,276,837)         (1,499,884)
CASH AND CASH EQUIVALENTS, beginning of period                                   3,145,309           5,197,140
                                                                         ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                   $     1,868,472     $     3,697,256
                                                                         ==================  ==================
CASH PAID FOR INTEREST                                                     $    16,304,941     $    12,669,902
                                                                         ==================  ==================
CASH PAID FOR TAXES                                                        $            --     $            --
                                                                         ==================  ==================

 The accompanying notes are an integral part of these consolidated statements.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

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

Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the June 30, 1997 presentation.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of June 30, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3. ACQUISITIONS:

In February 1997, CC-II acquired the net assets of Prime Cable of Hickory, L.P., which included the cable television system in and around Hickory, North Carolina, for approximately $69.4 million, including transaction costs and preliminary closing adjustments (the "Hickory Acquisition"). The purchase price allocation as reflected in the consolidated financial statements as of June 30, 1997 is subject to certain final closing adjustments. The Hickory Acquisition was funded by borrowings under the CC-II credit facility.

In April 1997, CC-I and CC-II acquired the net assets of certain cable television systems located in North Carolina and South Carolina from Cencom Cable Income Partners II, L.P. (CCIP II) and Cencom Partners, L.P. (CPLP), affiliated entities, for an aggregate purchase price of approximately $89.2 million. These acquisitions were funded by availability under the respective credit facilities.

The pro forma effects of the above-described 1997 transactions as well as the acquisition of cable television systems during 1996 on the Partnership's results of operations for the six months ended June 30, 1997 and 1996 are presented in the following unaudited tabulation:


                                     For the six months ended June 30,
                                     ---------------------------------
                                          1997               1996
                                     -----------------   -------------

      Revenues                       $ 89,411,505        $ 80,426,916
                                     =============       =============
      Income from operations         $  3,628,298        $  2,504,818
                                     =============       =============
      Net loss                       $(21,524,415)       $(23,400,009)
                                     =============       =============


The pro forma results presented above are based upon currently available information and certain assumptions that management believes are reasonable.



4. PARTNERS' CAPITAL:

In February 1997, Charter Southeast received $30.0 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of approximately $3.1 million in debt) of approximately $3.67 million, was contributed at fair market value to Charter Southeast which, in turn, contributed such system to CC-II. Charter Southeast contributed $5.0 million to CC-I and $25.0 million to CC-II of the $30.0 million contributed. Prior to consummation of the aforementioned acquisitions in April 1997, the equity contribution was used to reduce outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the capital contributions. These capital contributions resulted in an increase in issued and outstanding limited partnership units of
336.7 units.



5. LITIGATION:

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Matthews, Lerner and Roberts v. Wood et. al., Case No. 15731, by certain limited partners of CCIP II, a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are affiliates of CCIP II's general partner, purchased cable television system assets from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving non-affiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to affiliated purchasers was approved by a majority of CCIP II's limited partners. For these reasons, amongst others, management of the Company believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.



6. SIGNIFICANT NONCASH TRANSACTION:

The Partnership has reflected the contribution of the Stockbridge System (see
Note 4) as a noncash transaction in the accompanying consolidated financial statements.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
                 CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORP

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                      Approximate
Acquisition Date     Purchase Price            Location of Systems
----------------  --------------------  ----------------------------------
April 1994             $174.7 million  Georgia, Alabama, Louisiana
January 1995           $108.0 million  Kentucky, N. Carolina, S. Carolina
May 1995               $ 22.0 million  Georgia
May 1995               $ 48.0 million  Alabama
July 1995              $ 34.7 million  Georgia
November 1995          $ 35.0 million  S. Carolina
January 1996           $  8.4 million  S. Carolina
March 1996             $112.0 million  Georgia, N. Carolina, Tenn., Ky.
November 1996          $ 22.0 million  Alabama, Tennessee
February 1997          $ 69.4 million  N. Carolina
February 1997          $  3.7 million  Georgia
April 1997             $ 89.2 million  N. Carolina, S. Carolina

As of June 30, 1997, the Company had no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:

                                             June 30,   December 31,   June 30,
                                               1997         1996         1996
                                            ----------  ------------  ----------
Basic Subscribers:
 Nashville Cluster                              42,700        42,400      41,600
 Northern Alabama Cluster                       62,400        62,400      47,800
 New Orleans Cluster                            35,800        35,600      34,700
 Atlanta Cluster                                67,600        62,400      60,600
 Greenville-Spartanburg/Asheville Cluster      103,500        78,100      76,800
 Hickory Cluster                                50,400            --          --
 Non-Cluster Systems                            63,200        49,700      49,800
                                            ----------  ------------  ----------
                                               425,600       330,600     311,300
                                            ==========  ============  ==========
Premium Subscription Units:
 Nashville Cluster                              22,000        22,800      25,200
 Northern Alabama Cluster                       21,000        27,000      23,100
 New Orleans Cluster                            17,800        16,800      16,500
 Atlanta Cluster                                33,100        23,700      22,300
 Greenville-Spartanburg/Ashville Cluster        43,000        30,400      27,600
 Hickory Cluster                                20,200            --          --
 Non-Cluster Systems                            41,500        30,500      31,000
                                            ----------  ------------  ----------
                                               198,600       151,200     145,700
                                            ==========  ============  ==========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                      For the Three Months
                                                         Ended June 30,
                                                      --------------------
                                                           (Unaudited)

                                              1997                            1996
                                  -----------------------------  ------------------------------
                                                       % of
                                      Amount         Revenue          Amount       % of Revenue
                                  ---------------  ------------  ----------------  ------------

Service Revenues                  $       45,429       100.0%    $        31,074        100.0%
                                  ---------------  ------------  ----------------  ------------
Operating Expenses:
 Operating costs                          19,655        43.3              13,248         42.6
 General and administrative                3,419         7.5               2,296          7.4
 Depreciation and Amortization            18,563        40.8              13,372         43.0
 Management Fees - Related Party           2,268         5.0               1,553          5.0
                                  ---------------  ------------  ----------------  ------------
                                          43,905        96.6              30,469         98.0
                                  ---------------  ------------  ----------------  ------------
Income from Operations                     1,524         3.4                 605          2.0
                                  ---------------  ------------  ----------------  ------------
Other Income (Expense):
 Interest Income                              38          .1                  42           .1
 Interest Expense                        (12,406)      (27.3)             (8,546)       (27.5)
 Other                                        --          --                   2           --
                                  ---------------  ------------  ----------------  ------------
                                         (12,368)      (27.2)             (8,502)       (27.4)
                                  ---------------  ------------  ----------------  ------------
Loss Before Benefit for Income
 Taxes                                   (10,844)      (23.5)             (7,897)       (25.4)
Benefit for Income Taxes                      --          --                  60           .2
                                  ---------------  ------------  ----------------  ------------
Net Loss                          $      (10,844)      (23.8)%   $        (7,837)       (25.2)%
                                  ===============  ============  ================  ============

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:

                                                       For the Six Months
                                                         Ended June 30,
                                                       ------------------
                                                           (Unaudited)

                                              1997                            1996
                                  -----------------------------  ------------------------------
                                                       % of
                                      Amount         Revenue          Amount       % of Revenue
                                  ---------------  ------------  ----------------  ------------

Service Revenues                  $       82,232       100.0%    $        54,918        100.0%
                                  ---------------  ------------  ----------------  ------------
Operating Expenses:
 Operating costs                          35,337        43.0              23,280         42.4
 General and administrative                6,368         7.7               4,200          7.7
 Depreciation and Amortization            33,455        40.7              24,296         44.2
 Management Fees - Related Party           4,109         5.0               2,744          5.0
                                  ---------------  ------------  ----------------  ------------
                                          79,269        96.4              54,520         99.3
                                  ---------------  ------------  ----------------  ------------
Income from Operations                     2,963         3.6                 398           .7
                                  ---------------  ------------  ----------------  ------------
Other Income (Expense):
 Interest Income                              79          .1                  70           .1
 Interest Expense                        (22,614)      (27.5)            (15,204)       (27.6)
 Other                                        --          --                  --           --
                                  ---------------  ------------  ----------------  ------------
                                         (22,535)      (27.4)            (15,134)       (27.5)
                                  ---------------  ------------  ----------------  ------------
Loss Before Benefit for Income
 Taxes                                   (19,572)      (23.8)            (14,736)       (26.8)
Benefit for Income Taxes                      --          --                 111           .2
                                  ---------------  ------------  ----------------  ------------
Net Loss                          $      (19,572)      (23.8)%   $       (14,625)       (26.6)%
                                  ===============  ============  ================  ============

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 46.2% and 49.7% to $45,429,000 and $82,232,000, for the three and six month periods ended June 30, 1997, respectively, when compared to the similar periods of 1996. These increases are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997 and 1996. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by 48.4% and 51.8% to $19,655,000 and $35,337,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. The majority of this increase was related to operating costs associated with the cable television systems acquired during 1996 and 1997. Operating costs, as a percentage of service revenues, have increased slightly for the three and six months ended June 30, 1997 when compared to similar periods of 1996. This is primarily related to increases in programming costs, as many of the Partnership's programming contracts had rate increases effective during the first quarter of 1997. The Partnership expects that programming cost increases will continue to be an on-going issue for the next several years.

General and administrative expenses increased 48.9% and 51.6% to $3,419,000 and $6,368,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. This increase is primarily a result of the general and administrative costs of the cable television systems acquired during 1996 and 1997.

Depreciation and amortization increased by 38.8% and 37.7% to $18,563,000 and $33,455,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and six months ended June 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to the increase in revenues as a result of internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 45.2% and 48.7% to $12,406,000 and $22,614,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods, an increase in interest rates on the bank debt and an increase in the interest expense related to the amortization of deferred debt costs associated with issuing the Senior Notes on March 28, 1996.


Net Loss

Net loss increased by 38.4% and 33.8% to $10,844,000 and $19,572,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. For 1997, the increases in net loss were attributable to the increase in interest expense, offset partially by an increase in income from operations.

Liquidity and Capital Resources

The Partnership's growth by acquisition during 1997 and 1996 has been funded primarily by borrowings under bank credit facilities, the 11 1/4% Senior Notes (the "Senior Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue in the future, thereby, negatively impacting the Partnership's ability to pursue a strategy that includes growth through acquisitions.

At June 30, 1997, the Partnership's long-term debt of $558.5 million consisted of $130.5 million outstanding under the revolving credit and term loan facility of CC-I, $303.0 million outstanding under the revolving credit and term loan facility of CC-II, and $125.0 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $19.5 million and $62.0 million under the credit facilities of CC-I and CC-II, respectively, at June 30, 1997. In February 1997 the CC-II credit facility was amended to allow for, among other things, an increase in availability to $365.0 million. CC-II increased the facility to complete the acquisition of the Hickory, North Carolina system, to fund the acquisitions consummated in April 1997 and to fund capital expenditures.

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

In February 1997, Charter Southeast received $30.0 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of approximately $3.1 million in debt) of approximately $3.67 million, was contributed at fair market value to Charter Southeast which, in turn, contributed such system to CC-II. Charter Southeast contributed $5.0 million to CC-I and $25.0 million to CC-II, of the $30.0 million contributed. Prior to consummation of such future acquisitions, the equity contribution was used to pay down outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the capital contributions. These capital contributions resulted in an increase in issued and outstanding limited partnership units of 336.7 units.

In April 1997, CC-I acquired the assets of a cable television system located in Sanford, North Carolina, serving approximately 12,700 basic subscribers, for a purchase price of approximately $20.8 million. Also, during April 1997, CC-II acquired the assets of certain cable television systems located in Anderson County, South Carolina, Abbeville, South Carolina, and Lincolnton, North Carolina. CC-II acquired these cable television systems, which serve approximately 38,800 basic subscribers, for an aggregate purchase price of approximately $68.4 million. These acquisitions by CC-I and CC-II were funded by availability under their respective credit facilities. The selling entities were affiliates of the Company.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006, the maturity date.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three months ended June 30, 1997.

The Partnership incurred capital expenditures of approximately $31.6 million during the six months ended June 30, 1997 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $70.0 million during 1997.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. The power commission's construction will be completed during 1997 and will pass approximately 6,000 homes, from which there are currently approximately 3,400 homes that subscribe to cable television services offered by the Partnership. In addition, the City of Newnan recently received a franchise for the unincorporated area surrounding the city. The Partnership completed the upgrade of its existing cable plant to 750 MHz during December 1996, and began an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. The Partnership cannot determine the impact, if any, this project by the City of Newnan will have on long-term results or strategies of the Partnership.

The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. Pursuant to the proposals currently under discussion, the Partnership and its venture partner would upgrade the plant to 750 MHz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner and realizing certain operating cost savings. There is no assurance that a final agreement will be reached with respect to any such proposals.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:





                                         For the Three Months                     For the Three Months
                                         Ended June 30, 1997                      Ended June 30, 1996
                              ---------------------------------------  --------------------------------------
                                             (Unaudited)                              (Unaudited)

                                   SYSTEMS      Systems                     SYSTEMS      Systems
                              ACQUIRED ON OR   Acquired                ACQUIRED ON OR   Acquired
                               BEFORE 4/1/96 After 4/1/96   Total      BEFORE 4/1/96  After 4/1/96    Total
                              -------------- ------------ -----------  -------------- ------------ -----------

Service Revenues                 $   35,213      $10,216  $   45,429   $     31,074            --  $   31,074
                                 -----------  ----------  -----------  -------------  -----------  -----------
Operating Expenses:
  Operating costs                    15,229        4,426      19,655         13,248            --
  General and administrative          2,719          700       3,419          2,296            --
                                 -----------  ----------  -----------  -------------  -----------  -----------
                                     17,948        5,126      23,074         15,544            --      15,544
                                 -----------  ----------  -----------  -------------  -----------  -----------
EBITDA (a)                       $   17,265       $5,090  $   22,355   $     15,530            --  $   15,530
                                 ===========  ==========  ===========  =============  ===========  ===========
EBITDA Margin                          49.0%       49.8%        49.2%          50.0%           --        50.0%
                                 ===========  ==========  ===========  =============  ===========  ===========
Operating Statistical Data,
 at end of period:
  Monthly revenue per subscriber $    36.32       $33.26  $    35.58   $      33.27            --  $    33.27
  Homes passed                      484,000      159,700     643,700        462,300            --     462,300
  Basic subscribers                 323,200      102,400     425,600        311,300            --     311,300
  Basic penetration                    66.8%       64.1%        66.1%          67.3%           --        67.3%
  Premium subscriptions             156,200       42,400     198,600        145,900            --     145,900

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

Results of Operations - Supplemental analysis for the Quarter Ended June 30,
     1997 Versus the Quarter Ended June 30, 1996 (for Systems Acquired Before April 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended June 30, 1997 versus the three months ended June 30, 1996. Specifically, the comparable analysis includes the results of operations for the eight acquisitions completed between April 1994 and March 1996 - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $4,139,000 or 13.3% when comparing the revenues for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. This increase is due to a net gain of approximately 11,900 or 3.8% for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $2,404,000 or 15.5% when comparing the operating expenses for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,735,000 or 11.2% when comparing the operating cash flow for the quarter ended June 30, 1997 to the results for the comparable systems for
the quarter ended June 30, 1996.   EBITDA margin decreased from 50.0% to 49.0%
when comparing the similar periods, primarily as a result of the increase in programming costs.

Part II.  Other Information

Item 1.   Legal Proceedings


In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Matthews, Lerner and Roberts v. Wood et. al., Case No. 15731, by certain limited partners of CCIP II, a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are affiliates of CCIP II's general partner, purchased cable television system assets from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving non-affiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to affiliated purchasers was approved by a majority of CCIP II's limited partners. For these reasons, amongst others, management of the Company believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         27   Financial Data Schedule

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                        FOR QUARTER ENDED JUNE 30, 1997

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

                        CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                        By: Charter Communications Southeast Properties, Inc.
                            its General Partner


                        By:  /s/ Jerald L. Kent
                           ---------------------------------
                            Jerald L. Kent
                            President and
                            Chief Executive Officer



By:  /s/Jerald L. Kent                    August 13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                  August 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer




                        CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


                        By:  /s/ Jerald L. Kent
                        ------------------------------
                        Jerald L. Kent
                        President and
                        Chief Executive Officer



By:  /s/Jerald L. Kent                    August 13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                  August 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer