Form 10-Q
period 1997-09-30
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1997-11-13
CIK 1012444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ---------------------

                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from                   to
                                 -----------------    -----------------
Commission File Number 333-3772


                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.
             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
          (Exact name of registrants as specified in their charters)



             Delaware                                     43-1740131
   -------------------------------                        ----------
                                                          43-1722376
                                                          ----------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                         63131
   ----------------------------------------                    -----
   (Address of Principal Executive Offices)                    (Zip Code)

   (Registrant's telephone number, including area code)        (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1997, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX



                                                                                                                   Page
                                                                                                                   ----
Part I.  Financial Information
         ---------------------
         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - As of September 30, 1997 and December 31, 1996                  3
                  b. Consolidated Statements of Operations - For the Three Months Ended
                     September 30, 1997 and 1996 4
                  c. Consolidated Statements of Operations - For the Nine Months Ended September 30,
                     1997 and 1996                                                                                 5
                  d. Consolidated Statement of Partners' Capital - For the Nine Months Ended
                     September 30, 1997                                                                            6
                  e. Consolidated Statements of Cash Flows - For the Nine Months Ended September 30,
                     1997 and 1996                                                                                 7
                  f. Notes to Consolidated Financial Statements                                                    8

                  Separate financial statements of Charter Communications Southeast
                  Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                            10

Part II.  Other Information
          -----------------


          Item 1. Legal Proceedings - None                                                                          -

          Item 2. Change in Securities - None                                                                       -

          Item 3. Defaults upon Senior Securities - None                                                            -

          Item 4. Submission of Matters to a Vote of Security Holders - None                                        -

          Item 5. Other Information - None                                                                          -

          Item 6. Exhibits and Reports on Form 8-K                                                                 18

          Signature Page                                                                                           19

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                              September 30,   December 31,
                                                                                                  1997            1996
                                                                                              -------------   ------------
                                                                                                (Unaudited)
                                 ASSETS
                                 ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $  1,434,857      $ 3,145,309
  Accounts receivable, net of allowance for doubtful accounts of $423,350,
     and $300,378, respectively                                                               3,867,579        2,537,324
  Prepaid expenses and other                                                                    725,953          299,071
  Receivables from parent and affiliates                                                      1,025,625        1,572,381
                                                                                           ------------      -----------
         Total current assets                                                                 7,054,014        7,554,085
                                                                                           ------------      -----------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net                                                        236,608,249      163,998,045
  Franchise costs, net of accumulated amortization of $106,637,487 and
     $75,221,372 respectively                                                               484,084,945      389,065,380
  Covenants not to compete, net of accumulated amortization of $541,324,
     and $240,000, respectively                                                                 918,676          960,000
                                                                                           ------------      -----------
                                                                                            721,611,870      554,023,425
                                                                                           ------------      -----------
RESTRICTED FUNDS HELD IN ESCROW                                                                      --        1,782,537
                                                                                           ------------     ------------
OTHER ASSETS                                                                                 12,791,340       11,251,094
                                                                                           ------------     ------------
                                                                                           $741,457,224     $574,611,141
                                                                                           ============     ============
                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                     $23,773,278      $23,943,425
  Subscriber deposits and prepayments                                                           418,159          260,244
  Payable to affiliates                                                                       1,384,958        2,131,197
                                                                                           ------------      -----------
         Total current liabilities                                                           25,576,395       26,334,866
                                                                                           ------------      -----------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                                 6,887,525        4,293,532
                                                                                           ------------      -----------
DEFERRED REVENUE                                                                              1,768,506        1,661,503
                                                                                           ------------      -----------
LONG-TERM DEBT                                                                              572,000,000      410,300,000
                                                                                           ------------      -----------
DEFERRED INCOME TAXES                                                                         5,111,308        5,111,308
                                                                                           ------------      -----------
REDEEMABLE  PREFERRED LIMITED UNITS - No Class A or Class B units
    issued or outstanding at September 30, 1997 and December 31, 1996                                --               --
                                                                                           ------------      -----------
SPECIAL LIMITED PARTNER UNITS - No Class A or Class B units issued or
    outstanding at September 30, 1997 and December 31, 1996                                          --               --
                                                                                           ------------      -----------
PARTNERS' CAPITAL:
    General Partner                                                                           1,301,135        1,269,099
    Preferred Limited Partners - No Class A or Class B units issued or  outstanding at
     September 30, 1997 and December 31, 1996                                                        --               --
Common Limited Partners - 1,850.05 units and 1,513.36 units, issued and
     outstanding, respectively                                                              128,812,355      125,640,833
                                                                                           ------------      -----------
         Total partners' capital                                                            130,113,490      126,909,932
                                                                                           ------------     ------------
                                                                                           $741,457,224     $574,611,141
                                                                                           ============     ============

The accompanying notes are an integral part of these consolidated balance sheets.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                                           1997            1996
                                                                                    ----------------  ---------------
SERVICE REVENUES:
  Basic service                                                                       $   33,864,334   $   23,127,456
  Premium service                                                                          4,999,405        3,846,817
  Other                                                                                    7,358,177        5,003,908
                                                                                    ----------------  ---------------
                                                                                          46,221,916       31,978,181
                                                                                    ----------------  ---------------
OPERATING EXPENSES:
  Operating costs                                                                         19,829,960       13,550,636
  General and administrative                                                               3,330,344        2,422,632
  Depreciation and amortization                                                           18,641,197       14,077,817
  Management fees - related party                                                          2,311,337        1,600,171
                                                                                    ----------------  ---------------
                                                                                         44,112,838        31,651,256
                                                                                    ----------------  ---------------
  Income from operations                                                                   2,109,078          326,925
                                                                                    ----------------  ---------------
OTHER INCOME (EXPENSE):
  Interest income                                                                             49,230           43,271
  Interest expense                                                                       (12,853,131)      (8,483,236)
  Loss from hurricanes                                                                            --         (378,100)
                                                                                    ----------------  ---------------
                                                                                         (12,803,901)      (8,818,065)
                                                                                    ----------------  ---------------
  Loss before benefit for income taxes                                                   (10,694,823)      (8,491,140)
BENEFIT FOR INCOME TAXES                                                                          --               --
                                                                                    ----------------  ---------------
  Net loss                                                                               (10,694,823)      (8,491,140)
                                                                                    ----------------  ---------------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                                                   --               --
  Redeemable Preferred Limited units                                                              --               --
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                                          --               --
                                                                                    ----------------  ---------------
  Net loss applicable to partners' capital accounts                                   $  (10,694,823)  $   (8,491,140)
                                                                                    ================  ===============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                                    $      (106,948)  $      (84,911)
  Class B Preferred Limited Partners                                                             --               --
  Common Limited Partners                                                                (10,587,875)      (8,406,229)
                                                                                    ----------------  ---------------
                                                                                     $   (10,694,823)  $   (8,491,140)
                                                                                    ================  ===============

 The accompanying notes are an integral part of these consolidated statements.

           CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)


                                                                                                  1997               1996
                                                                                          ----------------      --------------
SERVICE REVENUES:
  Basic service                                                                           $     93,610,244      $   63,199,535
  Premium service                                                                               14,323,582          10,696,788
  Other                                                                                         20,520,702          13,000,242
                                                                                          ----------------      --------------
                                                                                               128,454,528          86,896,565
                                                                                          ----------------      --------------
OPERATING EXPENSES:
  Operating costs                                                                               55,167,138          36,830,523
  General and administrative                                                                     9,698,203           6,622,577
  Depreciation and amortization                                                                 52,096,546          38,373,620
  Management fees - related party                                                                6,420,637           4,344,837
                                                                                          ----------------      --------------
                                                                                               123,382,524          86,171,557
                                                                                          ----------------      --------------
  Income from operations                                                                         5,072,004             725,008
                                                                                          ----------------      --------------
OTHER INCOME (EXPENSE):
  Interest income                                                                                  128,665             113,637
  Interest expense                                                                             (35,467,111)        (23,687,546)
  Loss from hurricanes                                                                                  --            (378,100)
                                                                                          ----------------      --------------
                                                                                               (35,338,446)        (23,952,009)
                                                                                          ----------------      --------------
  Loss before benefit for income taxes                                                         (30,266,442)        (23,227,001)
BENEFIT  FOR INCOME TAXES                                                                               --             111,180
                                                                                          ----------------      --------------
  Net loss                                                                                     (30,266,442)        (23,115,821)
                                                                                          ----------------      --------------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                                                         --            (828,616)
  Redeemable Preferred Limited units                                                                    --          (1,452,343)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                                                --           4,063,274
                                                                                          ----------------      --------------
  Net loss applicable to partners' capital accounts                                       $    (30,266,442)     $  (21,333,506)
                                                                                          ================      ==============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                                         $       (302,664)     $     (213,335)
  Class B Preferred Limited Partners                                                                    --                  --
  Common Limited Partners                                                                      (29,963,778)        (21,120,171)
                                                                                          ----------------      --------------
                                                                                          $    (30,266,442)     $  (21,333,506)
                                                                                          ================      ==============

 The accompanying notes are an integral part of these consolidated statements.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)




                                                                  Class B
                                                                  Preferred
                                                General           Limited               Common
                                                Partner           Partners          Limited Partners            Total
                                                -------           ---------         ----------------            -----
BALANCE, December 31, 1996                  $    1,269,099      $        --          $  125,640,833        $   126,909,932

   Capital contributions                           334,700               --              33,135,300             33,470,000
   Allocation of net loss                         (302,664)              --             (29,963,778)           (30,266,442)
                                            --------------      -----------          --------------        ---------------
BALANCE, September 30, 1997                 $    1,301,135      $        --          $  128,812,355        $   130,113,490
                                            ==============      ===========          ==============        ===============

  The accompanying notes are an integral part of this consolidated statement.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                             1997                1996
                                                                                       ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $   (30,266,442)      $  (23,115,821)
 Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization                                                             52,096,546           38,373,620
  Amortization of debt issuance costs                                                        1,264,315              256,901
  Amortization of interest rate cap agreements                                                 110,708              104,084
  Forgiveness of note receivable with related party                                                 --              100,000
  Deferred income taxes                                                                             --             (111,180)
  Changes in assets and liabilities, net of effects from acquisitions -
   Accounts receivable, net                                                                     73,650            1,504,211
   Prepaid expenses and other                                                                 (410,792)          (1,636,139)
   Receivables from parent and affiliates                                                      546,756            1,696,179
   Accounts payable and accrued expenses                                                    (2,019,135)          (1,441,597)
   Subscriber deposits and prepayments                                                        (219,744)             (90,943)
   Payable to affiliates                                                                     2,565,960            1,556,075
   Deferred revenue                                                                            (31,906)             525,829
                                                                                      ----------------       --------------
  Net cash provided by operating activities                                                 23,709,916           17,721,219
                                                                                      ----------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                (52,428,526)         (26,714,284)
 Payments for acquisitions, net of cash acquired                                          (159,666,104)        (125,270,673)
 Payments of organizational expenses                                                                --              (34,257)
 Restricted funds held in escrow                                                             1,782,537                   --
 Payments of franchise costs                                                                  (271,785)                  --
                                                                                       ---------------       --------------
  Net cash used in investing activities                                                   (210,583,878)        (152,019,214)
                                                                                       ---------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                                     --          125,000,000
 Payment of debt issuance costs                                                             (3,256,490)          (6,196,872)
 Borrowings under revolving credit agreements                                              200,750,000           16,275,000
 Payments under revolving credit agreements                                                (42,130,000)         (18,500,000)
 Payment of note payable                                                                            --          (15,000,000)
 Partners' capital contributions                                                            29,800,000           72,375,061
 Redemption of Special Limited Partner units                                                        --          (43,242,948)
                                                                                       ---------------       --------------
  Net cash provided by financing activities                                                185,163,510          130,710,241
                                                                                       ---------------       --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (1,710,452)          (3,587,754)
CASH AND CASH EQUIVALENTS, beginning of period                                               3,145,309            5,197,140
                                                                                       ---------------       --------------
CASH AND CASH EQUIVALENTS, end of period                                               $     1,434,857       $    1,609,386
                                                                                       ===============       ==============
CASH PAID FOR INTEREST                                                                 $    35,198,647       $   24,172,219
                                                                                       ===============       ==============
CASH PAID FOR TAXES                                                                    $            --       $           --
                                                                                       ===============       ==============

The accompanying notes are an integral part of these consolidated statements.

           CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying consolidated financial statements of Charter Communications Southeast, L.P. (Charter Southeast) and subsidiaries include the accounts of Charter Southeast and its direct and indirect wholly owned subsidiaries:
Charter Communications Southeast Capital Corporation, CCP II, Inc., CCP One, Inc., Charter Communications II, L.P. (CC-II), and its wholly owned subsidiaries, and Charter Communications, L.P. (CC-I), collectively referred to as the "Partnership" or the "Company" herein. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the September 30, 1996 financial statements to conform with the September 30, 1997 presentation.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3. ACQUISITIONS:

In February 1997, CC-II acquired the net assets of Prime Cable of Hickory, L.P., which included the cable television system in and around Hickory, North Carolina, for approximately $69.4 million, including transaction costs and closing adjustments (the "Hickory Acquisition"). The purchase price allocation as reflected in the consolidated financial statements as of September 30, 1997 is subject to certain final closing adjustments. The Hickory Acquisition was funded by borrowings under the CC-II credit facility.

In April 1997, CC-I and CC-II acquired the net assets of certain cable television systems located in North Carolina and South Carolina from Cencom Cable Income Partners II, L.P. (CCIP II) and Cencom Partners, L.P. (CPLP), affiliated entities, for an aggregate purchase price of approximately $90.3 million, including transaction costs and closing adjustments. These acquisitions were funded by availability under the respective credit facilities.

The pro forma effects of the above-described 1997 transactions as well as the acquisition of cable television systems during 1996 on the Partnership's results of operations for the nine months ended September 30, 1997 and 1996 are presented in the following unaudited tabulation:


                               For the nine months ended September 30,
                               ---------------------------------------
                                    1997                1996
                                    ----                ----

       Service revenues         $ 135,633,421         $ 122,218,646
                                -------------         -------------
       Income from operations   $   5,737,376         $   3,457,012
                                -------------         -------------
       Net loss                 $ (32,646,070)        $ (35,054,109)
                                =============         =============


The pro forma results presented above are based upon currently available information and certain assumptions that management believes are reasonable.



4. PARTNERS' CAPITAL:

In February 1997, Charter Southeast received $30.0 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of approximately $3.1 million in debt) of approximately $3.67 million, was contributed at fair market value to Charter Southeast which, in turn, contributed such system to CC-II. Charter Southeast contributed $5.0 million to CC-I and $25.0 million to CC-II of the $30.0 million contributed. Prior to consummation of the aforementioned acquisitions in April 1997, the equity contribution was used to reduce outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the cash capital contribution. These capital contributions resulted in an increase in issued and outstanding limited partnership units of
336.7 units.



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

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
                 CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORP

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                           Approximate
  Acquisition Date        Purchase Price                 Location of Systems
  ----------------        --------------                 -------------------
  April 1994             $ 174.7 million          Georgia, Alabama, Louisiana
  January 1995           $ 108.0 million          Kentucky, N. Carolina, S. Carolina
  May 1995               $  22.0 million          Georgia
  May 1995               $  48.0 million          Alabama
  July 1995              $  34.7 million          Georgia
  November 1995          $  35.0 million          S. Carolina
  January 1996           $   8.4 million          S. Carolina
  March 1996             $ 112.0 million          Georgia, N. Carolina, Tenn., Ky.
  November 1996          $  22.0 million          Alabama, Tennessee
  February 1997          $  69.4 million          N. Carolina
  February 1997          $   3.7 million          Georgia
  April 1997             $  89.2 million          N. Carolina, S. Carolina

As of September 30, 1997, the Company had no pending acquisitions. However, the Partnership has engaged a third-party broker for the purpose of potentially selling cable systems that are non-strategic to the Partnership on a long-term basis. The cable systems identified on a preliminary basis comprise up to approximately 70,000 basic subscribers, which are primarily the Partnership's non-clustered systems. Any such sale of cable systems is subject to approval by the General Partner, based upon the prevailing market conditions at such time.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:


                                      September 30,  December 31,  September 30,
                                          1997           1996          1996
                                      -------------  ------------  -------------
Basic Subscribers:
  Nashville Cluster                     43,000          42,400         42,000
  Northern Alabama Cluster              62,600          62,400         48,400
  New Orleans Cluster                   36,500          35,600         35,900
  Atlanta Cluster                       68,200          62,400         61,500
  Greenville-Spartanburg/Asheville
  Cluster                              104,100          78,100         77,300
  Hickory Cluster                       50,400              --             --
  Non-Cluster Systems                   63,500          49,700         49,900
                                      --------         -------       --------
                                       428,300         330,600        315,000
                                      ========         =======       ========

                                      September 30,  December 31,  September 30,
                                          1997           1996          1996
                                      -------------  ------------  -------------
Premium Subscription Units:
  Nashville Cluster                     22,900        22,800         22,800
  Northern Alabama Cluster              25,900        27,000         22,500
  New Orleans Cluster                   18,900        16,800         17,300
  Atlanta Cluster                       48,700        23,700         22,800
  Greenville-Spartanburg/Asheville
  Cluster                               42,500        30,400         29,100
  Hickory Cluster                       19,000            --             --
  Non-Cluster Systems                   37,100        30,500         30,500
                                      --------      --------       --------
                                       215,000       151,200        145,000
                                      ========      ========       ========


The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                                                        For the Three Months
                                                                                        Ended September 30,
                                                                                        --------------------
                                                                                            (Unaudited)
                                                                                  1997                        1996
                                                                       ---------------------------  -------------------------
                                                                                          % of
                                                                          Amount        Revenue       Amount     % of Revenue
                                                                       -------------  ------------  -----------  ------------
Service Revenues                                                       $     46,222       100.0%    $   31,978        100.0%
                                                                       ------------   ---------     ----------   ----------
Operating Expenses:
Operating costs                                                              19,830        42.9         13,551         42.4
 General and administrative                                                   3,330         7.2          2,422          7.6
 Depreciation and Amortization                                               18,641        40.3         14,078         44.0
 Management Fees - Related Party                                              2,312         5.0          1,600          5.0
                                                                       ------------   ---------     ----------   ----------
                                                                             44,113        95.4         31,651         99.0
                                                                       ------------   ---------     ----------   ----------
Income from Operations                                                        2,109         4.6            327          1.0
                                                                       ------------   ---------     ----------   ----------
Other Income (Expense):
 Interest Income                                                                 49          .1             43           .1
 Interest Expense                                                           (12,853)      (27.8)        (8,483)       (26.5)
 Loss From Hurricanes                                                            --          --           (378)        (1.2)
                                                                       ------------   ---------     ----------   ----------
                                                                            (12,804)      (27.7)        (8,818)       (27.6)
                                                                       ------------   ---------     ----------   ----------
Loss Before Benefit for Income Taxes                                        (10,695)      (23.1)        (8,491)       (26.6)
Benefit for Income Taxes                                                         --                         --
                                                                       ------------   ---------     ----------   ----------
Net Loss                                                               $    (10,695)      (23.1)%   $   (8,491)       (26.6)%
                                                                       ============   =========     ==========   ==========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:

                                                       For the Nine Months
                                                       Ended September 30,
                                  -------------------------------------------------------------
                                                           (Unaudited)
                                              1997                            1996
                                  -----------------------------  ------------------------------
                                                       % of
                                      Amount         Revenue          Amount       % of Revenue
                                  --------------   ------------  ----------------  ------------
Service Revenues                  $      128,455       100.0%    $        86,897        100.0%
                                  --------------   ---------     ---------------   ----------
Operating Expenses:
Operating costs                           55,167        42.9              36,830         42.4
 General and administrative                9,698         7.6               6,623          7.6
 Depreciation and Amortization            52,097        40.6              38,374         44.1
 Management Fees - Related Party           6,421         5.0               4,345          5.0
                                  --------------   ---------     ---------------   ----------
                                         123,383        96.1              86,172         99.1
                                  --------------   ---------     ---------------   ----------
Income from Operations                     5,072         3.9                 725           .9
                                  --------------   ---------     ---------------   ----------
Other Income (Expense):
 Interest Income                             129          .1                 114           .1
 Interest Expense                        (35,467)      (27.6)            (23,688)       (27.3)
 Other                                        --          --                (378)         (.4)
                                  --------------   ---------     ---------------   ----------
                                         (35,338)      (27.5)            (23,952)       (27.6)
                                  --------------   ---------     ---------------   ----------
Loss Before Benefit for Income
Taxes                                    (30,266)      (23.6)            (23,227)        26.7
                                  --------------   ---------     ---------------   ----------
Benefit for Income Taxes                      --                             111           .1
                                  --------------   ---------     ---------------   ----------
Net Loss                          $      (30,266)      (23.6)%   $       (23,116)       (26.6)%
                                  ==============   =========     ===============   ==========

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 44.5% and 47.8% to $46.2 million and $128.5 million for the three and nine month periods ended September 30, 1997, respectively, when compared to the similar periods of 1996. These increases are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997 and 1996. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build plant construction increased the coverage area of the systems.

Operating Expenses

Operating costs increased by 46.3% and 49.8% to $19.8 million and $55.2 million for the three and nine months ended September 30, 1997, respectively, when compared to the similar periods of 1996. The majority of this increase was related to operating costs associated with the cable television systems acquired during 1996 and 1997. Operating costs, as a percentage of service revenues, have increased slightly for the three and nine months ended September 30, 1997 when compared to similar periods of 1996. This is primarily related to increases in programming costs, as many of the Partnership's programming contracts had rate increases effective during the first quarter of 1997. The Partnership expects that programming cost increases will continue to be an on-going issue for the next several years.

General and administrative expenses increased 37.5% and 46.4% to $3.3 million and $9.7 million for the three and nine months ended September 30, 1997, respectively, when compared to the similar periods of 1996. This increase is primarily a result of the general and administrative costs of the cable television systems acquired during 1996 and 1997.

Depreciation and amortization increased by 32.4% and 35.8% to $18.6 million and $52.1 million for the three and nine months ended September 30, 1997, respectively, when compared to the similar periods of 1996. The increase in depreciation and amortization is a result of capital expenditures made to the cable systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and nine months ended September 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to the increase in revenues as a result of internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 51.5% and 49.7% to $12.9 million and $35.5 million for the three and nine months ended September 30, 1997, respectively, when compared to the similar periods of 1996. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods, an increase in interest rates on the bank debt and an increase in the interest expense related to the amortization of deferred debt costs associated with issuing the Senior Notes (as defined herein) on March 28, 1996.


Net Loss

Net loss increased by 26.0% and 30.9% to $10.7 million and $30.3 million for the three and nine months ended September 30, 1997, respectively, when compared to the similar periods of 1996. For 1997, the increases in net loss were attributable to the increase in interest expense, offset partially by an increase in income from operations.

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

At September 30, 1997, the Partnership's long-term debt of $572.0 million consisted of $135.0 million outstanding under the revolving credit and term loan facility of CC-I, $312.0 million outstanding under the revolving credit and term loan facility of CC-II, and $125.0 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $15.0 million and $53.0 million under the credit facilities of CC-I and CC-II, respectively, at September 30, 1997. In February 1997, the CC-II credit facility was amended to allow for, among other things, an increase in availability to $365.0 million. The Partnership incurred debt issuance costs of $3.4 million to amend the CC-II credit facility. CC-II increased the facility to complete the acquisition of its Hickory, North Carolina system, to fund the acquisitions consummated in April 1997 and to fund capital expenditures.

In February 1997, CC-II acquired the assets of the cable television system in and around Hickory, North Carolina, for approximately $69.4 million, after transaction costs and closing adjustments. The Hickory cable television system served approximately 35,000 basic customers who subscribed to approximately 14,700 premium subscriptions. The Hickory acquisition was funded by borrowings under the CC-II credit facility.

In February 1997, Charter Southeast received $30.0 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of approximately $3.1 million in debt) of approximately $3.67 million, was contributed at fair market value to Charter Southeast which, in turn, contributed such system to CC-II. Charter Southeast contributed $5.0 million to CC-I and $25.0 million to CC-II, of the $30.0 million contributed. Prior to consummation of such future acquisitions, the equity contribution was used to pay down outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the cash capital contribution. These capital contributions resulted in an increase in issued and outstanding limited partnership units of 336.7 units.

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

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and nine months ended September 30, 1997.

The Partnership incurred capital expenditures of approximately $20.8 million and $52.4 million during the three and nine months ended September 30, 1997, respectively, in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $70.0 million during 1997.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. In response to this situation, the Partnership completed the upgrade of its existing cable television plant inside the City of Newnan to 750 MHz during December 1996, and began an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. During 1997, the local power commission received a franchise for the unincorporated county area surrounding the city. As of September 30, 1997, the Partnership's cable system in and around the City of Newnan served approximately 14,900 basic subscribers, an increase of approximately 500 basic subscribers since December 31, 1996. However, the number of basic subscribers within the City of Newnan has decreased by approximately 700 subscribers since December 31, 1996, to approximately 2,800 at September 30, 1997. The Partnership cannot determine the impact, if any, this project by the local power commission will have on long-term results or strategies of the Partnership.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:





                                              For the Three Months                             For the Three Months
                                            Ended September 30, 1997                         Ended September 30, 1996
                                     --------------------------------------          --------------------------------------------
                                             (Unaudited)                                                 (Unaudited)
                                        SYSTEMS           Systems                      SYSTEMS            Systems
                                     ACQUIRED ON OR      Acquired                    ACQUIRED ON OR       Acquired
                                      BEFORE 7/1/96     After 7/1/96  Total           BEFORE 7/1/96      After 7/1/96   Total
                                     --------------     ------------  -----          --------------      ------------   -----
Service Revenues                      $    35,467     $   10,755  $   46,222          $   31,978                 --    $   31,978
                                      -----------     ----------  ----------          ----------         ----------    ----------
Operating Expenses:
    Operating costs                        15,241          4,589      19,830              13,551                 --        13,551
    General and administrative              2,572            758       3,330               2,422                 --         2,422
                                      -----------     ----------  ----------          ----------         ----------    ----------
                                           17,813          5,347      23,160              15,973                 --        15,974
                                      -----------     ----------  ----------          ----------         ----------    ----------
EBITDA (a)                            $    17,654     $    5,408  $   23,062          $   16,005                 --    $   16,005
                                      ===========     ==========  ==========          ==========         ==========    ==========
EBITDA Margin (b)                            49.8%          50.3%       49.9%               50.0%                --          50.0%
                                      ===========     ==========  ==========          ==========         ==========    ==========
Operating Statistical Data, at end
  of period:
  Monthly revenue per subscriber          $ 36.29         $34.98      $35.97             $ 33.84                 --        $33.84
  Homes passed                            483,000        165,700     648,700             467,600                 --       467,600
  Basic subscribers                       325,800        102,500     428,300             315,000                 --       315,000
  Basic penetration                          67.5%          61.9%       66.0%               67.4%                --          67.4%
  Premium subscriptions                   174,200         40,800     215,000             145,000                 --       145,000

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

    (b)  Represents EBITDA as a percent of service revenues.

Results of Operations - Supplemental analysis for the Quarter Ended
        September 30, 1997 Versus the Quarter Ended September 30, 1996 (for Systems Acquired Before July 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended September 30, 1997 versus the three months ended September 30, 1996. Specifically, the comparable analysis includes the results of operations for the eight acquisitions completed between April 1994 and March 1996 - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $3.5 million or 10.9% when comparing the revenues for the quarter ended September 30, 1997 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is due to a net gain of approximately 10,800 or 3.4% for basic subscribers between quarters and to retail rate increases implemented in certain of the Partnership's systems. In addition, the Partnership has increased its ratio of premium subscriptions to basic subscribers from .46 to 1.00 to .53 to 1.00 as a result of marketing multiple premium subscriptions in a packaged format at a discounted retail rate.

Operating expenses increased approximately $1.8 million or 11.5% when comparing the operating expenses for the quarter ended September 30, 1997 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1.6 million or 10.3% when comparing the operating cash flow for the quarter ended September 30, 1997 to the results for the comparable systems for the quarter ended September 30, 1996. EBITDA margin decreased from 50.0% to 49.8% when comparing the similar periods, primarily as a result of the increase in programming costs.

Part II.  Other Information

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K


    A.    Exhibits:

          27   Financial Data Schedule

    B.    Reports on Form 8-K - None

                    CHARTER COMMUNICATIONS SOUTHEAST, L.P.

             CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                          By: Charter Communications Southeast
                                              Properties, Inc.. its General
                                              Partner


                                          By:  /s/ Jerald L. Kent
                                               ------------------
                                                   Jerald L. Kent
                                                   President and
                                                   Chief Executive Officer



By:  /s/Jerald L. Kent                                   November 13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                                 November 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer


                                   CHARTER COMMUNICATIONS SOUTHEAST
                                   CAPITAL CORPORATION


                                            By:  /s/ Jerald L. Kent
                                                 ------------------
                                                     Jerald L. Kent
                                                     President and
                                                     Chief Executive Officer


By:  /s/Jerald L. Kent                                   November 13, 1997
     -----------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                                 November 13, 1997
     -------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer