Form 10-K405
period 1997-12-31
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1998-03-30
CIK 1012444

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

                         Commission file number 333-3772
                         ------------------------------
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

12444 Powerscourt Drive, Suite 400
St. Louis, Missouri                                     63131
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (314) 965-0555
                         ------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None
                         ------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

           Indicate by check mark if disclosure of delinquent filers Pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [|X|]

                       DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Report by reference:
                                                                         -----
                                                          Total Pages:
                                                                       -------
                                                    Exhibit Index:  Page
                                                                         -----

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                                                    TABLE OF CONTENTS


                                     PART I

Item 1.  Business .........................................................    3
Item 2.  Properties .......................................................   12
Item 3.  Legal Proceedings ................................................   13
Item 4.  Submission of Matters to a Vote of Security Holders ..............   14


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters .............................................   15
Item 6.  Selected Financial Data ..........................................   15
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................   16
Item 8.  Financial Statements and Supplementary Data ......................   23
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................   23


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............   24
Item 11.  Executive Compensation ..........................................   25
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management ................................................   25
Item 13.  Certain Relationships and Related Transactions ..................   26


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ...................................................   29

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Charter Communications Southeast, L.P. ("Charter Southeast") was formed as a Delaware limited partnership in 1995 and is a holding company for other limited partnerships and corporations that own and operate cable television systems and offer certain ancillary communications services in the southeastern region of the United States (collectively referred to as the "Partnership" or the "Company").

Charter Communications Southeast Capital Corporation ("Southeast Capital") was formed in 1995 as a Delaware corporation to be a wholly-owned subsidiary of Charter Southeast and for the exclusive purpose of serving as a co-issuer with Charter Southeast for the 11 1/4% Senior Notes due 2006 (the "Senior Notes") that were issued in March 1996. Charter Southeast and Southeast Capital, referred to together herein as the "Registrants", maintain their principal executive offices at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

The Partnership receives management services and administrative support for its operations from Charter Communications, Inc. ("Charter") pursuant to the terms of a management agreement. See "Item 13. Certain Relationships and Related Transactions." Charter is a privately-held multi-system operator and manager of cable television systems serving in excess of one million subscribers. Charter has an indirect equity interest in Charter Communications Southeast Holdings, L.P. ("Charter Holdings") who in turn owns Charter Southeast. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

The Partnership, acting through certain wholly-owned entities, acquired its cable televisions systems (the "Systems") in a series of transactions commencing in April 1994. At December 31, 1997, the Systems served an aggregate of approximately 432,200 basic subscribers, of which 85% were located within six clusters: the Greenville-Spartanburg/Asheville Cluster in western North Carolina and South Carolina; the Atlanta cluster in the suburban corridor south of Atlanta, Georgia; the northern Alabama Cluster near Huntsville and Birmingham; the New Orleans Cluster in the suburban areas north of New Orleans, Louisiana; the Nashville Cluster in the suburban areas northwest of Nashville, Tennessee; and the Hickory Cluster in and around Hickory, North Carolina. The remaining 15% of the Partnership's basic subscribers do not reside within the aforementioned clusters.

During March 1996, in conjunction with certain acquisitions and the refinancing of the credit facilities of the Operating Subsidiaries (as defined below), Charter Holdings and Charter Communications Southeast Holdings Capital Corporation ("Holdings Capital") issued $146.8 million of 14% Senior Secured Discount Debentures due 2007 (the "Debentures") and Charter Southeast and Southeast Capital issued $125.0 million of 11 1/4% Senior Notes due 2006, each pursuant to an indenture (the "Indentures"). Initial proceeds of the Debentures were approximately $75.0 million. For the Debentures, no interest is currently payable. The discount related to the initial sale of the Debentures is amortized through March 2001, thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007. For the Senior Notes, cash interest is payable semi-annually in March and September.


ORGANIZATIONAL STRUCTURE

The general partner of Charter Southeast is Charter Communications Southeast Properties, Inc. ("Southeast Properties"). Charter Holdings has direct and indirect ownership of 100% of the outstanding equity interests in Charter Southeast, which, in turn, serves as a holding company for certain subsidiary entities that own cable television systems. The operating subsidiary entities are Charter Communications, L.P. ("CC-I") and Charter Communications II, L.P. ("CC-II," which for purposes of this report, shall be deemed to include its subsidiaries, Charter Communications III, L.P. and Peachtree Cable TV, Inc.), and are collectively referred to herein as the "Operating Subsidiaries". Charter Holdings and its general partner, in turn, are directly and/or indirectly owned by another holding company, CharterComm Holdings, L.P. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management").

A summary of the organizational structure of the Registrants is set forth below.


                                  [FLOW CHART]


MAJOR TRANSACTIONS IN 1997

On February 7, 1997, CC-II acquired a cable television system serving Hickory, North Carolina serving approximately 35,400 subscribers, for a purchase price of approximately $69.1 million, after closing adjustments.

On February 28, 1997, Charter Holdings received $30 million of additional limited partnership contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia. The Stockbridge system, which had an appraised value of approximately $3.67 million (net of liabilities of approximately $3.1 million), was contributed by Charter Holdings to Charter Southeast which, in turn, contributed such system to CC-II. The additional capital was likewise contributed to the Operating Subsidiaries and ultimately used for the Cencom Cable Income Partners II, L.P. ("CCIP-II")/Cencom Partners, L.P. ("CPLP") Acquisition described below. See "Item 13. Certain Relationships and Related Transactions."

On April 7, 1997, the Operating Subsidiaries acquired cable television systems as part of the CCIP-II/CPLP Acquisition serving certain communities in and around Anderson County and Abbeville, South Carolina and Lincolnton and Sanford, North Carolina with an aggregate of approximately 51,500 subscribers on that date, for an aggregate purchase price of $90.5 million, after closing adjustments. The general partner of each of CPLP and CCIP-II is an affiliate of Charter. See "Item 13. Certain Relationships and Related Transactions."

THE CABLE TELEVISION INDUSTRY

Most cable television systems offer a variety of channels and programming and are distinguished from competitive technologies because they bring a hard wire connection to each subscriber over a wide area. In recent years, technological improvements used in new construction or to upgrade existing plant of cable television systems have improved signal quality as well as increased channel capacity, which, in turn, has increased the potential number of programming offerings available to subscribers.

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


SUBSCRIBER DATA OF THE PARTNERSHIP SYSTEMS

The following table sets forth a summary of subscriber data (rounded to the nearest hundred) of the Systems as of the dates indicated:

                                                                        As of December 31,
                                                           ------------------------------------------
                                                             1997              1996             1995
                                                             ----              ----             ----
Basic Subscribers:
       Greenville-Spartanburg/Asheville Cluster            105,000            78,100           71,100
       Atlanta Cluster                                      69,000            62,400           57,700
       Northern Alabama Cluster                             62,900            62,400           47,800
       New Orleans Cluster                                  36,600            35,600           35,400
       Nashville Cluster                                    43,700            42,400             --
       Hickory Cluster                                      51,000              --               --
       Non-Cluster Systems                                  64,000            49,700           37,100
                                                           -------           -------          -------
                                                           432,200           330,600          249,100
                                                           =======           =======          =======

Premium Subscriptions:
       Greenville-Spartanburg/Asheville Cluster             41,500            30,400           26,400
       Atlanta Cluster                                      61,000            23,700           22,400
       Northern Alabama Cluster                             25,100            27,000           50,400
       New Orleans Cluster                                  18,500            16,800           19,100
       Nashville Cluster                                    21,800            22,800             --
       Hickory Cluster                                      18,700              --               --
       Non-Cluster Systems                                  36,200            30,500           23,900
                                                           -------           -------          -------
                                                           222,800           151,200          142,200
                                                           =======           =======          =======


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

Although services vary from system to system because of differences in channel capacity, viewer interests and community demographics, each of the individual Systems offers a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air, local public channels and governmental and leased access channels. The individual Systems also offer an expanded basic tier of television stations relayed from distant cities, specialized programming delivered via satellite and various alpha-numeric channels providing information on news, time, weather and the stock market. In addition to these services, the Systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as Home Box Office, Cinemax, Showtime and The Movie Channel. A "premium service unit" is a single premium service for which a subscriber must pay an additional monthly fee in order to receive the service. Subscribers may subscribe for one or more premium service units. The Systems also receive revenues from the sale or monthly use of certain equipment (e.g., converters, wireless remote control devices, etc.) and from cable programming guides, with some Systems offering enhanced audio services. Certain of the Systems also generate revenues from the sale of advertising spots on one or more channels, from the distribution and sale of pay-per-view movies and events, and from commissions resulting from subscribers participating in home shopping.

Rates to subscribers vary from market to market and in accordance with the type of service selected. The rates currently charged by the Systems reflect reductions effected in response to the implementation of the 1992 Cable Act (as hereafter defined). A one-time installation fee, which may be partially waived during a promotional period, is charged to new subscribers. The practices of the Partnership regarding cable rates are consistent with the current practices in the industry. See Item 1 - "Regulation of the Cable Television Industry" for a discussion of rate setting.


COMPETITION

Cable television systems compete with other providers of television signals and other sources of home entertainment. Key competitors today include:

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using a traditional "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Accordingly, cable operators in rural areas, where "off-air" reception is more limited, generally achieve higher penetration rates than do operators in major metropolitan areas, where numerous, high quality "off-air" signals are available.

DBS. In recent years, direct broadcast satellite ("DBS") has emerged as significant competition to cable television systems. Earlier "direct-to-home" satellite services required the subscriber to purchase a large and expensive "dish" antenna, but newer medium and high powered alternatives now allow the subscriber to receive video services directly via satellite using a relatively small dish. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical cable system. DBS providers offer most of the same programming services as are available through cable television, but also offer certain sports packages not available through cable television systems. Although a home satellite subscription at one time required purchase or lease of an expensive satellite dish, the cost and size of DBS has decreased dramatically for the consumer. DBS does suffer certain significant operating disadvantages compared to cable television, however, including the subscriber's inability to view different programming on different television sets, line-of-sight reception requirements, up-front costs associated with the "dish" antenna, and the lack of local programming (unless the subscriber also receives off-air signals and installs a rooftop antenna and a special toggle switch). DBS currently faces technical and legal obstacles to providing local broadcast signals, although at least one DBS provider is now attempting to do so in certain major markets, and legislation is now pending that may remove the existing legal obstacle.

Traditional Overbuild. Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenue to the operator of the original system. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. Although a private competitor ordinarily would require a franchise from local jurisdiction, municipalities themselves have sometimes built and operated their own overbuild. The Company has experienced an overbuild in Newnan, Georgia. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

Telephone. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1997 Telecommunications Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable systems. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The entry of telephone companies as direct competitors is likely to continue and could adversely affect the profitability and valuation of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1997 Telecommunications Act, could have a similar adverse effect.

Private Cable. Additional competition is posed by private cable television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complex, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

Wireless Cable. Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"). MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The FCC has recently taken a series of actions, including the auctioning of additional spectrum for Local Multipoint Distribution Services ("LMDS") that could enhance the ability of wireless cable to compete with traditional cable systems. Telephone companies have acquired or invested in wireless companies, and may use traditional analog MMDS systems or digital MMDS to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their joint investment in a major MMDS company. Nevertheless, Pacific Bell (now part of SBC) has launched a digital MMDS system in the Los Angeles area and BellSouth has launched digital MMS systems in New Orleans and Atlanta.

Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.


REGULATION AND LEGISLATION.

The operation of a cable television system is extensively regulated by the Federal Communications Commission ("FCC"), some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations, and there has been a recent increase in calls in Congress and at the FCC to maintain or even tighten cable regulation in absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

Cable Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the"1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

Although the FCC has established the underlying regulatory scheme, local government units (commonly referred to as local franchising authorities or "LFA's") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFA's have voluntarily declined to exercise this authority. LFA's also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allow operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the BST be offered to all cable subscribers and limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

At December 31, 1997, approximately 20% of the LFA's (covering approximately 35% of the Systems' subscribers) that oversee the franchises under which the Systems operate are certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. If requisite eligibility criteria are satisfied, a cable operator may be allowed to rely on a vastly simplified cost-of-service rate justification and/or may be allowed to avoid regulation of CPST rates entirely. Under FCC regulations, cable systems serving 15,000 or fewer subscribers, which are owned by or affiliated with a cable company serving in the aggregate no more than 400,0000 subscribers, can submit a simplified cost-of-service filing under which the regulated rate (including equipment charges) will be presumed reasonable if it equates to no more than $1.24 per channel. Eligibility for this relief continues if the small cable system is subsequently acquired by a larger cable operator, but is lost when and if the individual system serves in excess of 15,000 subscribers. With regards to cable systems owned by small operators, the 1996 Telecom Act immediately deregulated the CPST rates of cable systems serving communities with fewer than 50,000 subscribers, which are owned by or affiliated with entities serving, in the aggregate, no more than one percent of the nation's cable customers (approximately 617,000) and having no more than $250 million in annual revenues. The FCC's rulemaking with regard to this issue is outstanding and Charter is unable to determine whether or not it can or will benefit from this variety of deregulation.

The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain cable critics have called for the delay in that regulatory sunset and even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complains about predatory pricing still may be made to the FCC.

Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provided telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now pending before the Supreme Court.

Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the Partnership is now witnessing the beginning of LEC competition in certain metropolitan areas in the southeastern U.S.

Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LEC in the same market. The 1996 Telecom Act provided a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies that have substantial resources at their disposal, electric utilities could be formidable competitors to traditional cable systems.

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three years holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions were the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act of 1934, as amended, does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that, among other things, allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations (such as those affiliated with a national network) typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable systems' programming offerings because a cable system with limited channel capacity may be required to forego carriage of channels desired by customers because available channel positions pre-empted by stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety. A rulemaking is expected to be initiated at the FCC shortly.

Access Channels. LFA's can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the District of Columbia Court of Appeals. Should the Court and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, there has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

Inside Wiring. The FCC recently determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon, or sell the "home run" wiring initially installed by the cable operator. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within an MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and make the already competitive MDU sector even more challenging for incumbent cable operators.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming,sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, aeronautical frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment capability. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adverse affect the Partnership's ability to obtain desired broadcast programming. In addition, pursuant to an industry-wide arrangement in effect through 1996, cable operators paid music licensing fees to BMI. The cable industry also expects to enter into a separate adjudicated rate arrangement with ASCAP, and expects to negotiate an extension of the BMI arrangement. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states (such as Connecticut) subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities ("LFA's") have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFA's cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchise.

The Systems operate pursuant to an aggregate of 279 non-exclusive franchises, permits or similar authorizations issued by governmental authorities. Under the terms of most of the franchises, a franchise fee of up to five percent (5%) of the gross revenues derived by a cable system from the provision of cable television services is payable to the franchising authority. Currently, 29 of the these franchises, serving approximately 12% of the Partnership's subscribers in the aggregate, were within a three-year window period for renewal.


EMPLOYEES

Neither Charter Southeast nor Southeast Capital has any employees. As of December 31, 1997, the Operating Subsidiaries employed a total of approximately 715 full-time equivalent persons in the operation of their cable television systems. None of these employees are represented by a union and the Partnership has never experienced a work stoppage. The Partnership considers its relationships with its employees to be good.

Charter acts as the management company for the Partnership pursuant to a Management Agreement, and is the employer of record of the persons who serve as executive officers of Charter Southeast and Southeast Capital. See "Item 13. Certain Relationships and Related Transactions."


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

Cable is either buried in trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. As is typical in the cable television industry, the Partnership maintains insurance on its above-ground plant, but not for its underground plant. The Partnership owns or leases the local business office of each system from which it dispatches service employees, monitors the technical quality of the system, handles customer service and billing inquiries and administers marketing programs. The office facilities of some systems include certain equipment for program production, as required under certain of the Partnership's franchises.

The Partnership believes that its properties are generally in good condition, although the physical components of the cable systems do require maintenance and periodic upgrades to keep pace with technological advances and to comply with the requirements of certain franchising authorities. The Systems currently operate at between 300 and 750 megahertz, whereas the General Partner believes the standard in the cable television industry to generally be a minimum of 450 megahertz. For a discussion of historical and planned capital expenditures with regard to upgrading the Systems, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Partnership's cable television plant as of December 31, 1997 is summarized as follows:

                                                42 or Fewer      43 to 54       55 to 62     63 or Greater
                                                 Channels        Channels       Channels       Channels          Total
                                                 --------        --------       --------       --------          -----
         Number of Systems  ................        44              19             17              7              87
         Miles of Plant  ...................       7,369           4,817          5,132          2,345          19,663
         Basic Subscribers  ................      132,400         100,600        126,000        73,200          432,200
         % of Total Basic Subscribers  .....       30.6%           23.3%          29.2%          16.9%           100%

The Partnership's total mileage of fiber optic cable increased from approximately 6,800 miles at December 31, 1996 to approximately 28,200 miles at December 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS

On March 28, 1996, CC-I and CC-II purchased certain Systems in Illinois from a public limited partnership in liquidation, Cencom Cable Income Partners, L.P. ("CCIP"). The general partner of CCIP is an affiliate of Charter. As the purchaser of certain of CCIP's cable assets, CC-II was named as a defendant in a class action lawsuit instituted on October 20, 1995, by certain limited partners of CCIP in the Chancery Court of New Castle County Delaware, presently entitled In re: Cencom Cable Income Partners, L.P. Litigation, Civil Action No. 14634 (the "Action"). The Action names the general partner of CCIP, CC-II and two other purchasing affiliates identified in the disclosure statement (the "Disclosure Statement") distributed to limited partners of CCIP in connection with the solicitation of consents to the sale of CCIP's systems (the "Sale Transaction"), Charter and certain individual defendants. In January of 1997, Defendants filed a Motion for Summary Judgment, which the Court granted in part and denied in part by a Memorandum Opinion dated October 15, 1997, thereby narrowing the remaining issues in the Action. As to claims potentially involving CC-II, the Court held that issues of fact remain as to whether the Defendants breached the CCIP Partnership Agreement with regard to the Sale Transaction, breached their duty of loyalty with regard to the Sale Transaction and breached their duty of candor by failing to disclose certain information regarding the Sale Transaction in the Disclosure Statement. The Court also narrowed Plaintiffs' damages claim to those concerning failure to properly value the systems as part of the Sale Transaction. In March of 1997, Plaintiffs filed their Motion for Class Certification. In response, on February 25, 1998, Defendants filed a Motion for Judgment on the Pleadings. Based upon, among other things, advice of counsel, the general partner of CCIP and CC-II's general partner believe that the remaining portions of the Consolidated Amended Class Action Complaint are legally inadequate and intend to contest them vigorously. However, management cannot at this time predict the outcome of the Action with any certainty and there can be no assurance that Defendants will successfully defeat all of Plaintiffs' claims for damages.

In connection with the CCIP-II/CPLP Acquisition, on June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of CCIP II, the general partner of CCIP II ( Cencom Properties
II), Cencom Cable Entertainment, Inc. (which provided management services to both CCIP II and its affiliate, Cencom Partners, L.P. and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994), Charter, the ultimate parent of Cencom Partners and Cencom Properties II, CC-I and CC-II (which purchased assets in the CCIP-II/CPLP transaction), certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of December 31, 1997, the damages claimed by the plaintiffs are unspecified. The Partnership believes that the claims against CC-I and CC-II are without merit, but that it is too early in the litigation to assess the likelihood of the outcome. CC-I and CC-II intend to vigorously contest the claims in this lawsuit.

The Operating Subsidiaries are involved from time to time in routine legal matters incidental to their business. Management believes that the resolution of such matters will not have a material adverse effect on the Partnership's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Charter Southeast is privately held and has two partners which, during 1997, contributed an aggregate of approximately $33.7 million. These contributions consisted of $30.0 million in cash and approximately $3.7 million in net assets. Charter Southeast has a single shareholder.

There is no public trading market for the equity of either Charter Southeast or Southeast Capital.



ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and notes thereto included pursuant to Item 8 of this Form 10-K.

                                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------

                                                   1997                1996                1995             1994
                                            ------------------- ----------------------------------------------------------
  STATEMENT OF OPERATIONS DATA:
  Service Revenues..................           $175,591,083         $120,279,555        $72,830,913        $21,561,116
  Income (loss) from Operations                   1,942,447              857,074         (8,206,746)        (4,989,077)
  Net loss..........................            (46,949,074)         (31,950,022)       (27,536,001)        (9,609,052)

  BALANCE SHEET DATA:
  Total assets......................            736,369,805          574,611,141        425,611,427        173,352,903
  Long-term obligations,  including current
     maturities.....................            576,700,000          410,300,000        259,125,000         93,500,000
  Partners' capital.................            113,430,858          126,909,932         31,648,159         16,966,042

  MISCELLANEOUS DATA:
  Ratio of earnings to fixed charges1/
                                                    --                --                   --                 --


----------

1/ Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1997, 1996, 1995 and 1994 were insufficient to cover the fixed charges by $46,949,074, $31,950,022, $27,536,001, and $9,609,052, respectively.
As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ASSET ACQUISITIONS

The Partnership has operated cable television systems for a limited period of time and had no operations prior to April 30, 1994. The Partnership completed twelve acquisitions during the period of April 1994 through April 1997, summarized as follows:

                                                Approximate
                  Acquisition Date            Purchase Price               Location of Systems
                  ----------------            --------------               -------------------
                  April 30, 1994              $174.7 million           Georgia, Alabama, Louisiana
                  January 1, 1995             $108.0 million       Kentucky, N. Carolina, S. Carolina
                  May 1, 1995                  $22.0 million                     Georgia
                  May 31, 1995                 $48.0 million                     Alabama
                  July 31, 1995                $34.7 million                     Georgia
                  November 30, 1995            $35.0 million                   S. Carolina
                  January 1, 1996              $8.4 million                    S. Carolina
                  March 29, 1996              $112.0 million        Georgia, N. Carolina, Tenn., Ky.
                  November 29, 1996            $22.0 million               Alabama, Tennessee
                  February 7, 1997             $69.1 million                   N. Carolina
                  February 28, 1997            $3.7 million                      Georgia
                  April 7, 1997                $90.5 million            N. Carolina, S. Carolina


As of the date of this filing, the Partnership had no pending acquisitions. Although the Partnership is negotiating with a non-affiliated third party for the sale of certain systems in Tennessee serving approximately 1,600 basic subscribers, the Partnership has ceased its efforts to sell certain other cable television systems.

RESULTS OF OPERATIONS

The following table summarizes the amounts and the percentage of total revenues for certain items for the periods indicated:


                                                           FOR THE YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                       1997                             1996                            1995
                            ----------------------------     ----------------------------    ----------------------------
                                 Amt.              %             Amt.              %              Amt.             %
                            ----------------   ----------   ----------------    ---------    ---------------    ---------
Service Revenues:
   Basic Service              $127,941,203        72.9         $87,056,898         72.4        $53,237,594          73.1
   Premium Service              19,390,135        11.0          14,648,591         12.2          9,635,049          13.2
   Other Services               28,259,745        16.1          18,574,066         15.4          9,958,270          13.7
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

                               175,591,083       100.0         120,279,555        100.0         72,830,913         100.0
                            ----------------   ----------   ----------------    ---------    ---------------    ---------
Operating Expenses:
   Total Operating and
     General &
     Administrative             88,334,047        50.3          60,275,843         50.1         37,247,983          51.2
   Management Fees               8,779,355         5.0           6,013,899          5.0          3,642,012           5.0
   Depreciation &
     Amortization               76,535,234        43.6          53,132,739         44.2         40,147,664          55.1
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

   Total Operating Expense     173,648,636        98.9         119,422,481         99.3         81,037,659         111.3
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

Income (Loss) from
   Operations                    1,942,447         1.1             857,074          0.7         (8,206,746)        (11.3)
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

Other Income (Expenses):
   Interest Income                 172,552         0.1             177,763          0.1            197,965           0.3
   Interest Expense            (49,080,679)      (28.0)        (32,516,728)       (27.0)       (18,671,491)        (25.6)
   Other, Net                       16,606         0.0            (468,131)        (0.4)          (784,983)         (1.1)
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

   Other Income (Expense)      (48,891,512)      (27.8)        (32,807,096)       (27.3)       (19,258,509)        (26.4)
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

Net Loss Before Income Tax
   Benefit and
   Extraordinary Item          (46,949,074)      (26.7)        (31,950,022)       (26.6)       (27,465,255)        (37.7)

Income Tax Benefit                       0         0.0                   0          0.0          1,888,692           2.6
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

Net Loss Before
   Extraordinary Item          (46,949,074)      (26.7)        (31,950,022)       (26.6)       (25,576,563)        (35.2)

Extraordinary Item - Loss
   on Early Retirement of                0         0.0                   0          0.0         (1,959,438)         (2.7)
   Debt
                            ----------------   ----------   ----------------    ---------    ---------------    ---------

Net Loss                      ($46,949,074)      (26.7)       ($31,950,022)       (26.6)      ($27,563,001)        (37.8)
                            ================   ==========   ================    =========    ===============    =========

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television Systems. Service revenues increased by 65.1% from $72.8 million in 1995 to $120.3 million in 1996, and increased 46.0% to $175.6 million in 1997. These increases are primarily due to the increase in the number of subscribers to the cable services offered by the Partnership as a result of the acquisitions of cable television systems during 1995, 1996 and 1997. The Partnership has been able to increase revenues through the implementation of basic and expanded tier retail rate increases in certain systems, in accordance with federal law. In addition to the subscriber increases as a result of acquisitions, the Partnership has grown its subscriber base internally as a result of management's marketing efforts to add new subscribers, increased efforts to retain existing customers, and a limited amount of new-build construction to increase the coverage area of its systems. See "Item I - Description of the Partnership Systems" for a summary of the year end subscriber data by operating cluster.

Premium service subscriptions increased to 142,200 at December 31, 1995 to 151,200 at December 31, 1996 to 222,800 at December 31, 1997. The increases in total premium units is due primarily to the increase in the number of basic subscribers as a result of the acquisitions during 1995, 1996 and 1997 and as a result of the Partnership's marketing efforts. The number of premium service subscriptions at December 31, 1995 included approximately 24,000 Flix and American Movie Classic premium units, carriage of which was discontinued by certain systems in the Northern Alabama Cluster in early 1996. The premium ratio, determined by dividing the number of premium subscriptions by the number of basic subscribers, decreased from 57.1 at December 31, 1995 to 45.7 at December 31, 1996, primarily as a result of the discontinued premium units in the Northern Alabama Cluster. The premium ratio increased from 45.7 at December 31, 1996 to 51.6 at December 31, 1997 as a result of the Partnership offering premium services to customers in a packaged format with a discount from the combined individual retail rates. The Partnership offers premium packages to customers in certain of its markets, notably the Atlanta Cluster, in an effort to maintain premium subscription levels and attract additional basic subscribers. While revenue from premium subscriptions will continue to be an important source of revenue for the Partnership, there is some concern that the premium ratio may decline over the next few years.


Operating Expense

Operating and general and administrative expenses increased by 61.8% from $37.2 million in 1995 to $60.3 million in 1996, and increased by 46.5% to $88.3 million in 1997. These increases are primarily due to the increase in the number of subscribers served by the Partnership as a result of the acquisitions of cable television systems during 1995, 1996 and 1997. As a percentage of service revenues, operating and general and administrative expenses declined from 51.2% to 50.1% for the years ended December 31, 1995 versus 1996. However, operating and general and administrative expenses rose slightly to 50.3% for the year ended December 31, 1997. The Partnership has been able to achieve certain operating cost efficiencies as a result of increasing the customer base within each of its operating clusters. Offsetting these cost savings, however, the Partnership continues to experience increases in programming costs, which the Partnership believes to be consistent throughout the cable television industry. Programming cost increases are the result of increases in the license fee rates paid per subscriber to the distributors of cable television programming, increases in the Partnership's subscriber base, and increases in the number of channels of cable television programming provided to customers.

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

Depreciation and amortization expense increased by 32.3% from $40.1 million in 1995 to $53.1 million in 1996, and increased 44.0% to $76.5 million in 1997. The increase is related to the increased base of property, plant and equipment and franchise costs primarily as a result of the acquisitions of cable television systems during 1995, 1996 and 1997. In addition, the Partnership continues to incur capital expenditures for property, plant and equipment related to the upgrade, rebuild and extension of the cable television systems.


Other Income (Expense)

Interest expense increased by 74.2% from $18.7 million in 1995 to $32.5 million in 1996, and increased by 50.9% to $49.1 million in 1997. The increased interest expense is a result of the increase in the average outstanding total debt balances between years, which includes bank debt and the Senior Notes, as a result of the acquisitions of cable television systems.

Other, net, relates primarily to the insurance deductible costs expensed by the Partnership for Hurricane Opal in 1995 and Hurricane Fran in 1996. The Partnership maintains property and casualty insurance on its aerial plant, headends and offices, but does not maintain property and casualty insurance coverage on its underground distribution plant.


Net Loss

Net loss increased 16.0% from $27.5 million in 1995 to $32.0 million in 1996, and increased 46.9% from $32.0 million in 1996 to $46.9 million in 1997. Although the Partnership's income (loss) from operations went from a loss from operations of $8.2 million in 1995 to income from operations of $0.8 million in 1996 and $1.9 million in 1997, the Partnership's increased interest expense continues to be a significant factor toward the Partnership's annual net loss.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's growth by acquisition has been funded primarily by borrowings, either through the credit facilities of CC-I and CC-II or with the proceeds of the Senior Notes. Cash flows provided by operating activities together with third party borrowings have historically been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. In addition, the Partnership has funded portions of certain acquisitions through the issuance of equity securities. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that pending acquisitions or other potential future acquisitions could be financed through borrowings, either presently available under the existing credit facilities or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, and, if necessary, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future. Inability to obtain financing on satisfactory terms could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions and significant capital expenditure outlays for rebuilding or upgrading its cable television systems.

In March 1996, the Partnership engaged in a corporate restructuring and refinancing plan. As a result, Southeast Holdings and Holdings Capital issued $146.8 million principal amount of Debentures due 2007, from which the net proceeds of $72.4 million were invested in its subsidiary, Charter Southeast, for use in operations. Simultaneously with this offering by Charter Holdings and Holdings Capital, Charter Southeast and Southeast Capital issued $125.0 million aggregate principal amount of Senior Notes due 2006, from which the proceeds to the issuers were $121.3 million. The net proceeds of these concurrent offerings were ultimately used, among other things, as follows: $18.1 million to repay outstanding credit facilities, $16.1 million to repay other indebtedness, $43.2 million to redeem the Special Limited Partner units of CC-I, and $114.9 million to consummate the CCIP Acquisition and related transaction costs by CC-II. In connection with the offerings of the Debentures and the Senior Notes, each of CC-I and CC-II amended and restated its bank credit facility to increase the total borrowing availability, lengthen the maturity, and improve the terms and interest rates under the prior credit facilities. As a result of these amendments, availability under the CC-I facility was adjusted from $110.0 to $105.0 million, and for the CC-II facility, was increased from $135.0 to $205.0 million.

Both of these credit facilities were again amended in connection with subsequent acquisitions. In November 1996, CC-I increased its facility to $150.0 million to complete the acquisition of systems in Alabama and Tennessee (with a purchase price of $21.9 million), and to complete the CCIP-II/CPLP Acquisition (with a purchase price of $20.9 million). In February 1997, CC-II increased its facility to $365.0 million to complete the acquisition of the Hickory, North Carolina system (with a purchase price of $69.1 million) and to complete the CCIP-II/CPLP Acquisition in April 1997 (with a purchase price of $69.6 million). On December 31, 1997, CC-II amended its facility to increase its availability to $390.0 million to complete an acquisition of a cable television system from CC-I (with a purchase price of $22.8 million). Proceeds of this transaction were used to reduce outstanding indebtedness of CC-I, thereby reducing availability under the CC-I credit facility to $127.2 million.

At December 31, 1997, the Partnership's long-term debt (including current maturities) of $576.7 million consisted of $112.2 million outstanding under the revolving credit and term loan facility of CC-I, $339.5 million outstanding under the revolving credit and term loan facility of CC-II, and $125 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $15.0 million and $50.5 million under the credit facilities of CC-I and CC-II, respectively, at December 31, 1997.

Under the CC-I and CC-II credit facilities, cash interest is payable on a monthly and quarterly basis for borrowings outstanding. With respect to the CC-I credit facility, the outstanding balance of $112.2 at December 31, 1997 had interest rates ranging between 7.75% and 8.00%, based upon its existing LIBOR contracts. The weighted average interest rates and weighted average borrowings were approximately 8.19%, 7.93% and 8.72%, and $126.5 million, $84.7 million, and $93.6 million during the years ended December 31, 1997, 1996 and 1995, respectively. With respect to the CC-II credit facility, the outstanding balance of $339.5 at December 31, 1997 had interest rates ranging between 7.625% and 8.250%, based upon its existing LIBOR contracts. The weighted average interest rate and weighted average borrowings were 8.07%, 7.86% and 8.46% and approximately $284.2 million, $174.5 million and $121.1 million, during 1997, 1996 and 1995, respectively.

For the Senior Notes, cash interest is payable semi-annually in March and September. The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as an adjustment to interest expense in the period incurred. The effects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material during 1995, 1996 or 1997. At December 31, 1997, the Partnership had fourteen interest swap and cap agreements with an aggregate notional amount of $395.0 million. The estimated fair value/termination cost for these contracts as of December 31, 1997 was a net deficit of approximately $1.9 million.

On February 28, 1997, Charter Southeast received a cash contribution from Charter Holdings of $30 million for additional equity as well as a contribution of the assets and related liabilities for the cable television system located in Stockbridge, Georgia. The Stockbridge system, which had an appraised value of approximately $3.67 million, net of debt of approximately $3.1 million, was contributed by Charter Holdings to Charter Southeast which in turn contributed such system to CC-II, and the additional capital was contributed by Charter Holdings to Charter Southeast which in turn contributed such capital to CC-I ($5 million) and CC-II ($25 million) to be ultimately used toward the CCIP-II/CPLP Acquisition. See "Item 13. Certain Relationships and Related Transactions."

The Partnership incurred capital expenditures of approximately $72.2 million during 1997 in connection with the improvement, rebuilding and upgrading of the Systems. A significant portion of the Partnership's 1997 capital expenditures were utilized in the deployment of fiber optic cable. The Partnership's total mileage of fiber optic cable increased from approximately 6,800 miles at December 31, 1996 to approximately 28,200 miles at December 31, 1997. The Partnership anticipates that capital expenditures will be approximately $80.0 million to $90.0 million during 1998. However, the Partnership is continually reevaluating its capital expenditure budget based on economic, technological, competitive and other factors. The Partnership's current capital expenditure plan contemplates the upgrade or rebuild of the majority of its existing cable television systems, with the objective of delivering a minimum of 78 channels to eighty percent of its customers by the second half of 2000. For a summary of the Partnership's cable television plant as of December 31, 1997, see "Item 2. Properties." The Partnership anticipates to fund its capital expenditures through availability under its existing CC-I and CC-II credit facilities and from cash generated by operations. As of December 31, 1997, the Partnership did not have any significant contractual obligations for capital expenditures.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. In response to this situation, the Partnership completed the upgrade of its existing cable television plant inside the City of Newnan to 750 MHz during December 1996, and began an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. During 1997, the local power commission also received a franchise for the unincorporated county area surrounding the city. As of December 31, 1997, the Partnership's cable system in and around the City of Newnan served approximately 14,800 basic subscribers, an increase of approximately 400 basic subscribers since December 31, 1996. However, the number of basic subscribers within the City of Newnan has decreased by approximately 900 subscribers since December 31, 1996, to approximately 2,600 at December 31, 1997. The Partnership cannot determine the impact, if any, this project by the local power commission will have on long-term results or strategies of the Partnership.

The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. One such proposal currently being explored by the Partnership involves approximately 7,000 customers residing within the City of LaGrange, Georgia. Pursuant to the proposal currently under discussion, the Partnership and its venture partner would upgrade the plant to 750 MHz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner and realizing certain operating cost savings. There is no assurance that a final agreement will be reached with respect to any such proposals.

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


YEAR 2000 IMPACT

During the fiscal year ended December 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

SUPPLEMENTAL ANALYSIS OF OPERATING RESULTS FOR 1997 AND 1996 - UNAUDITED

The following table sets forth certain operating results and statistics for the year ended December 31, 1997 compared to the year ended December 31, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:

                                             For the Year                                      For the Year
                                        Ended December 31, 1997                           Ended December 31, 1996
                                        -----------------------                           -----------------------
                                              (Unaudited)                                       (Unaudited)
                              ------------- -- ------------- --- -----------    -------------- -- ------------- --- -----------
                                SYSTEMS                                            SYSTEMS
                              ACQUIRED ON        Systems                         ACQUIRED ON        Systems
                               OR BEFORE         Acquired                         OR BEFORE         Acquired
                                 1/1/96        After 1/1/96        Total           1/1/96         After 1/1/96        Total
                              -------------    -------------     -----------    --------------    -------------     -----------
Service Revenues                  $112,226          $63,365        $175,591          $100,512          $19,768        $120,280
                              -------------    -------------     -----------    --------------    -------------     -----------

Operating Expenses:
   Operating Costs                  48,939           26,789          75,728            43,049            7,922          50,971
   General & Administrative          8,702            3,904          12,606             7,800            1,505           9,305
                              -------------    -------------     -----------    --------------    -------------     -----------

                                   $57,641           30,693          88,334           $50,849           $9,427         $60,276
                              -------------    -------------     -----------    --------------    -------------     -----------

EBITDA (a)                         $54,585          $32,672         $87,257           $49,663          $10,341         $60,004
                              =============    =============     ===========    ==============    =============     ===========

EBITDA Margin                        48.6%            51.6%           49.7%             49.4%            52.3%           49.9%
                              =============    =============     ===========    ==============    =============     ===========

   Operating Statistical
   Data, at end of Period

   Revenue per subscriber           $34.29          --               --                $31.86          --               --
   Homes passed                    415,100          249,900         665,000           398,900           97,900         496,800
   Basic subscribers               272,800          159,400         432,200           262,900           67,700         330,600
   Basic penetration                 65.7%            63.8%           65.0%             65.9%            69.1%           66.5%
   Premium subscriptions           152,500           70,300         222,800           115,300           35,900         151,200





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

   Results of Operations - Year Ended December 31, 1997 Versus the Year Ended
       December 31, 1996 for Systems Acquired On or Before January 1, 1996

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the year ended December 31, 1997 versus the year ended December 31, 1996. Specifically, the comparable analysis includes the results of operations for these systems acquired on or before January 1, 1996, which the Partnership operated for the entire fiscal years of 1997 and 1996. See "Item 7 - Significant Asset Acquisitions" for a complete listing of all acquisitions by the Partnership.

Service revenues increased by $11,714,000 or 11.7% when comparing the revenues for the year ended December 31, 1997 to the results for the comparable systems for the year ended December 31, 1996. This increase is due to a net gain of approximately 9,900 basic subscribers between years and, also, to retail rate increases implemented in certain of the Partnership's systems. The internal growth for basic subscribers was approximately 3.8% when comparing basic subscribers at December 31, 1997 to December 31, 1996.

Operating expenses increased by $6,792,000 or 13.4% when comparing the operating expenses for the year ended December 31, 1997 to the results for the comparable systems for the year ended December 31, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid per subscriber to the distributors of programming services. The growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $4,922,000 or 9.9% when comparing the operating cash flow for the year ended December 31, 1997 to the results for the comparable systems for the year ended December 31, 1996. EBITDA margin decreased from 49.4% to 48.6% when comparing the similar periods, primarily due to increases in license fees paid for programming and due to an increase in costs related to the Partnership's system in Newnan, Georgia.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" on Page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1997, the Registrants were not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Charter Southeast has no officers or directors. Southeast Properties, the general partner of Charter Southeast, manages the business and affairs of, and has general responsibility and ultimate authority in all matters affecting business for, Charter Southeast.

The following table sets for certain information, as of March 15, 1998, with respect to the executive officers, the chief financial officer and directors of Southeast Properties and Southeast Capital.



                                                                                            YEAR FIRST
        NAME                AGE                             POSITION                          ELECTED
        ----                ---                             --------                          -------
Barry L. Babcock             51        Chairman of the Board of  Southeast Properties           1995
                                           and Southeast Capital
Thomas C. Dircks             40        Director of Southeast Properties                         1995
Jerald L. Kent               41        President, Chief Executive Officer and Director          1995
                                           of Southeast Properties and Southeast Capital
Howard L. Wood               58        Vice Chairman of the Board and Director  of              1995
                                           Southeast Properties and Southeast Capital
Kent D. Kalkwarf             38        Senior Vice President and Chief Financial Officer        1995


BUSINESS EXPERIENCE

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman of the Board. Mr. Babcock co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA") as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992.

Mr. Dircks has been a Vice President of Charterhouse Group International, Inc. since 1988 and is also a certified public accountant.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President and Chief Executive Officer. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Vice Chairman of the Board of Charter. Mr. Wood also co-founded CCG in 1992. Prior to that time, he was associated with CCA, which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.

Mr. Kalkwarf, a certified public accountant, joined Charter in 1995 and now serves as Senior Vice President and Chief Financial Officer. Previously, Mr. Kalkwarf was a senior tax manager for Arthur Andersen LLP.

ITEM 11.  EXECUTIVE COMPENSATION

During 1997, Charter Southeast had no officers or directors, and neither Charter Southeast nor its general partner, Southeast Properties, had any employees. Furthermore, during 1997, none of the executive officers or the chief financial officer of Southeast Properties, the general partner of Charter Southeast, received any compensation in his capacity as an officer or director of Southeast Properties. Charter performed management services for the Partnership during 1997 pursuant to the terms of the Charter Management Agreement (see "Item 13. Certain Relationships and Related Transactions").

Southeast Capital does not have any employees nor does it pay any compensation to its executive officers, chief financial officer or directors.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Charter Southeast is beneficially owned by Charter Holdings, which directly owns all of the limited partnership interests of Charter Southeast, and indirectly owns all of the general partnership interests through its wholly-owned subsidiary, Southeast Properties. Southeast Properties is the sole general partner of Charter Southeast. Charter Holdings is beneficially owned by CharterComm Holdings, L.P. ("CharterComm Holdings"), which directly owns all of the limited partnership interests in Charter Holdings, and indirectly owns all of the general partnership interests (through its wholly-owned subsidiary, Charter Communications Holdings Properties, Inc. ["Holdings Properties"], which is the sole general partner of Charter Holdings). CharterComm Holdings, in turn, has two general partners, CharterComm, Inc. and CharterComm II, L.L.C. (both general partners together being the "CharterComm Entities"). The CharterComm Entities are directly and /or indirectly owned by Charterhouse Group International, Inc. and its affiliates ("Charterhouse") and Charter, with approximately 93% and approximately 7% interests, respectively. As a result of its investment, Charterhouse can exercise effective control over the management and affairs of CharterComm and CharterComm II, and therefore of Charter Holdings, Holdings Properties, Holdings Capital, and Charter Southeast.

The following table sets forth certain information on the beneficial ownership of interests in Charter Holdings and Holdings Capital and CharterComm Holdings as of March 15, 1998.

Name and Address of Beneficial Owners                                       Type of Interest           % of Units
-------------------------------------                                       ----------------           ----------

CHARTER SOUTHEAST AND SOUTHEAST CAPITAL

Charter Holdings  ............................................          Limited Partnership Units        99.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

Charter Southeast  ...........................................          General Partnership Units         1.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

CHARTER HOLDINGS AND HOLDINGS CAPITAL

CharterComm Holdings  ........................................          Limited Partnership Units        99.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

Holdings Properties  .........................................          General Partnership Units         1.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

CHARTERCOMM HOLDINGS
CharterComm II, L.L.C.(a)  ...................................          General Partnership Units        51.1%
c/o Charterhouse Group International, Inc.
535 Madison Avenue
New York, New York   10036

CharterComm, Inc.(b)  ........................................          General Partnership Units        29.9%
c/o Charterhouse Group International, Inc.
535 Madison Avenue
New York, New York   10036

Certain institutional investors  .............................     Preferred Limited Partnership Units   99.3%
                                                                   Common Limited Partnership Units      18.9%

Directors and Executive Officers  ............................     Preferred Limited Partnership Units    0.7%
of  Holdings Properties and  Holdings Capital                      Common Limited Partnership Units      Less than 1%
as a group - 4 persons



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

Charter provides management services to Charter Southeast under a Management Agreement dated March 28, 1996 (the "Charter Management Agreement"), with Charter Holdings assigning and delegating to Charter its management rights and obligations under a series of subsidiary management agreements of the same date (as defined below). As a result of these agreements, Charter effectively has the exclusive right, authorization and responsibility to manage the day-to-day business and affairs of the cable systems owned by the Operating Subsidiaries, and is entitled to receive consulting/management fees equal to an aggregate of five percent of the gross subscriber revenues of such systems for its services.

Management fees payable to Charter pursuant to the Charter Management Agreement are based on 5.0% of the Partnership's annual revenues. The Indenture prohibits the payment of 40.0% of such management fee until repayment in full of the Debentures. Unpaid and deferred management fees accrue without interest. Pursuant to the Charter Management Agreement, during 1997, management fees recognized and expensed by the Partnership were $8,779,000. Of the total management fees expensed in 1997, approximately $3,512,000 have been deferred pursuant to the terms of the Management Agreement. At December 31, 1997, approximately $1,432,000 of management fees were unpaid and payable to Charter.


CCIP-II/CPLP ACQUISITION

The Partnership, through its Operating Subsidiaries, acquired certain cable television systems from two partnerships in the process of dissolution (CPLP and CCIP-II), each of which has a general partner that is an affiliate of Charter. As required by the Indentures for the Senior Notes and Debentures concerning affiliate transactions having a fair market value exceeding $10.0 million, an independent fairness opinion was obtained as to the fairness of the acquisitions from a financial point of view. As a result of certain rights available to the partners of CharterComm Holdings, the consent of the

--------
(a) Charter, which beneficially owns approximately 7% of the issued and outstanding interests of CharterComm, Inc. and CharterComm II, LLC may be deemed to beneficially own general partnership units of CharterComm Holdings.

(b) Charterhouse, which beneficially owns approximately 93% of the issued and outstanding stock of CharterComm, Inc. and CharterComm II, LLC may be deemed to beneficially own general partnership units of CharterComm Holdings.

holders of outstanding preferred limited partnership interests of CharterComm Holdings was obtained for these acquisitions (see "Rights of Preferred Limited Partners of CharterComm Holdings" below). In connection with these acquisitions, each of Charter and Charterhouse received a transaction fee. See "Transaction Fees" below, and "Item 1. Business - Major Transactions in 1997".


TRANSACTION FEES

In connection with acquisitions and financing transactions by Charter Holdings, Charter Southeast and its subsidiaries, Charter and Charterhouse are typically each paid financial advisory and investment banking fees. Such fees are calculated as a percentage of the transaction, based upon the size of the transaction; the smaller the transaction, the higher the percentage (up to a maximum of approximately 1.5% for each, respectively). Typically, the fee is approximately 1.0% of the transaction. In connection with acquisitions into which Charter and Charterhouse are contributing equity, such fees may be taken in the form of equity interests in the purchasing entity. In 1997 Charter Holdings and its subsidiaries paid $982,000 in transaction fees to Charter (including $557,000 payable with respect to the CCIP-II/CPLP Acquisition) and $982,000 to Charterhouse (including $557,000 payable with respect to the CCIP-II/CPLP Acquisition). The Indenture for each of the Debentures and the Senior Notes limits the payment of such transaction fees, in the aggregate, to 1.25% of the purchase price of the transaction.


BENEFICIAL OWNERSHIP BY CHARTERHOUSE AND CHARTER

Charter Holdings holds a 99% limited partnership interest in, and through a subsidiary, a 1.0% general partnership interest in Charter Southeast. CharterComm Holdings holds a 99.0% limited partnership interest in, and, through a wholly-owned subsidiary, a 1.0% general partnership interest in Charter Holdings. CharterComm Holdings is capitalized with three classes of partnership interests: preferred limited partner interests, common limited partner interests, and general partner interests. Because Charterhouse indirectly controls both general partners of CharterComm Holdings, Charterhouse can, subject to applicable law, exercise effective control over the management and affairs of the Charter Holdings. Charter has a non-controlling direct and/or indirect interest in both general partners of CharterComm Holdings. See "Item
12. Security Ownership of Certain Beneficial Owners and Management."


RIGHTS OF PREFERRED LIMITED PARTNERS OF CHARTERCOMM HOLDINGS

The prior consent of the preferred limited partners of CharterComm Holdings is required for certain significant corporate transactions, including, among others, the dissolution of CharterComm Holdings, certain sales or transfers of the assets of CharterComm Holdings or its subsidiaries, certain acquisitions of assets by CharterComm Holdings or its subsidiaries and contributions of property by any partner. In accordance with these provisions, the prior consent of the preferred limited partners, and where required, the waiver by the common limited partners, was obtained in connection with the contribution of $30 million of capital and the Stockbridge system in February 1997 to Charter Holdings and the immediate downstreaming thereof, the valuation for the Stockbridge system, and the CCIP-II/CPLP Acquisition. (See "Item 1. Business - Major Transactions in 1997".) In addition, each of the limited partners of CharterComm Holdings has certain rights to require CharterComm Holdings to purchase all or any portion of its limited partnership interests upon the earlier to occur of (x) January 18, 2000 or (y) the occurrence of a Change of Control (as defined in the CharterComm Holdings L.P. Agreement), at a redemption price calculated in accordance with the CharterComm Holdings L.P. Agreement. The redemption price for CharterComm Holdings' (i) preferred interests equals the accreted value of such interests at the time of redemption and (ii) common interests equals the fair market value of such interests at the time of redemption. Under the terms of the CharterComm Holdings L.P. Agreement, a "Change of Control" is deemed to occur in the event of, among other things, the voluntary departure of all of Messrs. Babcock, Kent and Wood from active engagement in the management of CharterComm Holdings.

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


1997 CONTRIBUTION OF  STOCKBRIDGE SYSTEM

On February 28, 1997, Charter and Charterhouse, in a series of transactions, caused the contribution of a 100% interest in the assets and liabilities of the Stockbridge system, which had previously been owned and operated by Charter Communications IV, L.P., as to which the general partner was an affiliate of Charter (see "--Rights of Preferred Limited Partners of CharterComm Holdings" ). This contribution to Charter Holdings and subsequently to Charter Southeast was valued at $3.67 million, net of debt of approximately $3.1 million, based on an independent valuation.

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
           See Index to Financial Statements and Schedules on page F-1 of this Report.

       2.  Financial Statement Schedules:
           See Index to Financial Statements and Schedules on page F-1 of this Report.

       3.  Exhibits:
           See Index on Page E-1 of this Report.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereto duly authorized.

CHARTER COMMUNICATIONS                       CHARTER COMMUNICATIONS SOUTHEAST
     SOUTHEAST, L.P.                                CAPITAL CORPORATION
By:    Charter Communications Southeast
              Properties, Inc.
       General Partner


By:  /s/  Jerald L. Kent                  By: /s/ Jerald L. Kent
     ---------------------------------        ------------------------------
     Name:   Jerald L. Kent                   Name:    Jerald L. Kent
     Title:  President                        Title:   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities (as to the General Partner) and on the date indicated.

Signature and Title                                               Date
-------------------                                               ----


By:    /s/ Barry L. Babcock                                       March 27, 1998
       ---------------------------------------------------
       Barry L. Babcock
       Chairman of the Board of Southeast Capital
       and Southeast Properties


By:    /s/ Thomas C. Dircks                                       March 27, 1998
       ---------------------------------------------------
       Thomas C. Dircks
       Director of Southeast Properties


By:    /s/ Jerald L. Kent                                         March 27, 1998
       ---------------------------------------------------
       Jerald L. Kent
       President, Chief Executive Officer and
       Director of Southeast Capital and Southeast
       Properties


By:    /s/ Howard L. Wood                                         March 27, 1998
       ---------------------------------------------------
       Howard L. Wood
       Vice Chairman of the Board and Director
       of Southeast Capital and Southeast Properties


By:    /s/ Kent D. Kalkwarf                                       March 27, 1998
       ---------------------------------------------------
       Kent D. Kalkwarf
       Senior Vice President and Chief Financial Officer of
       Southeast Capital and Southeast Properties (Principal
       Financial Officer and Principal Accounting Officer)

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                  Page
                                                                  ----
CHARTER COMMUNICATIONS SOUTHEAST, L.P. FINANCIAL STATEMENTS:
       Report of Independent Public Accountants                    F-2
       Consolidated Balance Sheets as of December 31, 1997
         and 1996                                                  F-3
       Consolidated Statements of Operations for the years
         ended December 31, 1997, 1996 and 1995                    F-5
       Consolidated Statement of Partners' Capital for the
         years ended December 31, 1997, 1996 and 1995              F-6
       Consolidated Statements of Cash Flows for the years
         ended December 31, 1997, 1996 and 1995                    F-7
       Notes to Consolidated Financial Statements                  F-9

CHARTER COMMUNICATIONS SOUTHEAST, L.P. FINANCIAL STATEMENT SCHEDULES:

       None required.

Separate financial statements of Charter Communications Southeast Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Charter Communications Southeast, L.P.:


We have audited the accompanying consolidated balance sheets of Charter Communications Southeast, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Southeast, L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   February 6, 1998

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31
                                                                                    --------------------------------

                                                                                        1997              1996
                                                                                        ----              ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $     2,742,119  $     3,145,309
   Accounts receivable, net of allowance for doubtful accounts of $312,048 and
     $300,378, respectively                                                               3,158,282        2,123,324
   Prepaid expenses and other                                                               341,396          713,071
   Receivable from related parties                                                        1,028,480        1,572,381
                                                                                      -------------    -------------
           Total current assets                                                           7,270,277        7,554,085
                                                                                      -------------    -------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                                   235,808,350      163,998,045
   Franchise costs, net of accumulated amortization of $119,968,082 and
     $75,221,372, respectively                                                          480,201,100      389,065,380
   Covenant not to compete, net of accumulated amortization of $480,000 and
     $240,000, respectively                                                                 720,000          960,000
                                                                                      -------------    -------------
                                                                                        716,729,450      554,023,425
                                                                                      -------------    -------------

RESTRICTED FUNDS HELD IN ESCROW                                                                   -        1,782,537
                                                                                      -------------    -------------

OTHER ASSETS, net                                                                        12,370,078       11,251,094
                                                                                      -------------    -------------
                                                                                      $ 736,369,805    $ 574,611,141
                                                                                      =============    =============




                        (Continued on the following page)

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                                                               December 31
                                                                                    --------------------------------

                                                                                        1997              1996
                                                                                        ----              ----

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt                                             $     5,375,000  $             -
   Accounts payable and accrued expenses                                                 29,963,469       23,943,425
   Subscriber deposits and prepayments                                                      532,595          260,244
   Payable to manager of cable television systems                                         1,107,417        2,131,197
                                                                                      -------------    -------------
           Total current liabilities                                                     36,978,481       26,334,866
                                                                                      -------------    -------------

DEFERRED REVENUE                                                                          1,718,710        1,661,503
                                                                                      -------------    -------------

LONG-TERM DEBT                                                                          571,325,000      410,300,000
                                                                                      -------------    -------------

DEFERRED MANAGEMENT FEES                                                                  7,805,448        4,293,532
                                                                                      -------------    -------------

DEFERRED INCOME TAXES                                                                     5,111,308        5,111,308
                                                                                      -------------    -------------
PARTNERS' CAPITAL:
   General Partner                                                                        1,134,307        1,269,099
   Common Limited Partners--1,513.36 and 477.19 units, issued and outstanding,
     respectively                                                                       112,296,551      125,640,833
                                                                                      -------------    -------------
           Total partners' capital                                                      113,430,858      126,909,932
                                                                                      -------------    -------------
                                                                                      $ 736,369,805    $ 574,611,141
                                                                                      =============    =============


The accompanying notes are an integral part of these consolidated balance sheets.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31
                                                                    ------------------------------------------------
                                                                        1997              1996              1995
                                                                        ----              ----              ----


SERVICE REVENUES                                                    $  175,591,083    $  120,279,555    $ 72,830,913
                                                                    --------------    --------------    ------------
OPERATING EXPENSES:
   Operating costs                                                      75,728,368        50,971,147      31,056,034
   General and administrative                                           12,605,679         9,304,696       6,191,949
   Depreciation and amortization                                        76,535,234        53,132,739      40,147,664
   Management fees                                                       8,779,355         6,013,899       3,642,012
                                                                    --------------    --------------    ------------
                                                                       173,648,636       119,422,481      81,037,659
                                                                    --------------    --------------    ------------
           Income (loss) from operations                                 1,942,447           857,074      (8,206,746)
                                                                    --------------    --------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                                         172,552           177,763         197,965
   Interest expense                                                    (49,080,679)      (32,516,728)    (18,671,491)
   Other, net                                                               16,606          (468,131)       (784,983)
                                                                    --------------    --------------    ------------
                                                                       (48,891,512)      (32,807,096)    (19,258,509)
                                                                    --------------    --------------    ------------
           Loss before income tax benefit and extraordinary item
                                                                       (46,949,074)      (31,950,022)    (27,465,255)

INCOME TAX BENEFIT                                                               -                 -       1,888,692
                                                                    --------------    --------------    ------------
           Loss before extraordinary item                              (46,949,074)      (31,950,022)    (25,576,563)

EXTRAORDINARY ITEM-  Loss on early retirement of debt                            -                 -      (1,959,438)
                                                                    --------------    --------------    ------------
           Net loss                                                    (46,949,074)      (31,950,022)    (27,536,001)

REDEMPTION PREFERENCE ALLOCATION:
   Special Limited Partner units                                                 -          (828,616)     (3,051,040)
   Redeemable Preferred Limited units                                            -        (1,452,343)     (5,539,799)

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS
                                                                                 -         4,063,274       3,408,957
                                                                    --------------    --------------    ------------
           Net loss applicable to partners' capital accounts        $  (46,949,074)   $  (30,167,707)   $(32,717,883)
                                                                    ==============    ==============    ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
     General Partner                                                $     (469,491)   $     (301,677)   $   (157,518)
     Class B Preferred Limited Partners                                          -                 -     (16,966,042)
     Common Limited Partners                                           (46,479,583)      (29,866,030)    (15,594,323)
                                                                    --------------    --------------    ------------
                                                                    $  (46,949,074)   $  (30,167,707)   $(32,717,883)
                                                                    ==============    ==============    ============

 The accompanying notes are an integral part of these consolidated statements.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                       Class B
                                                                      Preferred         Common
                                                        General        Limited          Limited
                                                        Partner        Partners         Partners          Total
                                                        -------        --------         --------          -----
BALANCE, DECEMBER 31, 1994                            $         -  $   16,966,042     $           -    $  16,966,042

   Capital contributions                                  474,000               -        46,926,000       47,400,000
   Allocation of net loss                                (157,518)    (16,966,042)      (15,594,323)     (32,717,883)
                                                      -----------  --------------     -------------    -------------
BALANCE, DECEMBER 31, 1995                                316,482               -        31,331,677       31,648,159

   Capital contributions                                1,254,294               -       124,175,186      125,429,480
   Allocation of net loss                                (301,677)              -       (29,866,030)     (30,167,707)
                                                      -----------  --------------     -------------    -------------
BALANCE, DECEMBER 31, 1996                              1,269,099               -       125,640,833      126,909,932

   Capital contributions                                  334,699               -        33,135,301       33,470,000
   Allocation of net loss                                (469,491)              -       (46,479,583)     (46,949,074)
                                                      -----------  --------------     -------------    -------------
BALANCE, DECEMBER 31, 1997                            $ 1,134,307  $            -     $ 112,296,551    $ 113,430,858
                                                      ===========  ==============     =============    =============


 The accompanying notes are an integral part of these consolidated statements.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Year Ended December 31
                                                                    --------------------------------------------------

                                                                          1997             1996              1995
                                                                          ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (46,949,074)   $  (31,950,022)  $  (27,536,001)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
       Extraordinary item-  Loss on early retirement of debt
                                                                                 -                 -        1,959,438
       Depreciation and amortization                                    76,535,234        53,132,739       40,147,664
       Amortization of debt issuance costs and interest rate
         cap agreements                                                  1,794,289         1,060,413          116,992
       Loss on disposal of property, plant and equipment                   203,387           367,000          744,800
       Deferred income taxes                                                  -                 -          (1,888,692)
       Changes in assets and liabilities, net of effects from
         acquisitions-
           Accounts receivable, net                                        368,945          (303,340)         101,411
           Prepaid expenses and other                                      442,765           (51,145)          27,795
           Receivable from parent and affiliates                           543,901           623,798       (2,196,179)
           Accounts payable and accrued expenses                         4,098,608         9,892,288        5,655,755
           Subscriber deposits and prepayments                            (105,308)            2,767           34,632
           Payable to manager of cable television systems,
              including deferred management fees                         3,206,342         3,466,274       (1,577,521)
           Deferred revenue                                                (81,702)          452,127        1,114,699
                                                                      ------------      ------------     ------------
           Net cash provided by operating activities                    40,057,387        36,692,899       16,704,793
                                                                      ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (72,177,734)      (48,324,063)     (20,010,811)
   Proceeds from sale of property, plant and equipment                           -                 -          119,901
   Payments for acquisitions, net of cash acquired                    (159,563,075)     (145,366,096)    (251,309,527)
   Payments of organizational expenses                                     (14,215)         (120,551)      (1,386,627)
   Payments of franchise costs                                            (190,381)         (186,145)               -
   Restricted funds held in escrow                                       1,782,537        (1,782,537)         463,414
   Proceeds from insurance settlement                                         -                 -             500,000
                                                                      ------------      ------------     ------------
           Net cash used in investing activities                      (230,162,868)     (195,779,392)    (271,623,650)
                                                                      ------------      ------------     ------------





                        (Continued on the following page)

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)



                                                                                Year Ended December 31
                                                                  ------------------------------------------------

                                                                           1997             1996              1995
                                                                     -------------    --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                       $ 231,250,000    $   60,576,000    $ 247,425,000
   Payments under revolving credit agreement                           (67,930,000)      (34,401,000)     (81,800,000)
   Partners' capital contributions                                      29,800,000        72,375,061       47,400,000
   Payment of debt issuance costs                                       (3,417,709)       (8,237,451)      (4,393,266)
   Proceeds from issuance of debt                                                -       125,000,000                -
   Payment of Special Limited Partner units                                      -       (43,242,948)               -
   Payment of note payable - related party                                       -       (15,000,000)               -
   Payments for interest rate cap agreements                                     -           (35,000)               -
   Preferred Limited Partners' contributions                                     -                 -       35,000,000
   Proceeds from note payable - related party                                    -                 -       15,000,000
                                                                     -------------    --------------    -------------
           Net cash provided by financing activities                   189,702,291       157,034,662      258,631,734
                                                                     -------------    --------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          (403,190)       (2,051,831)       3,712,877

CASH AND CASH EQUIVALENTS, beginning of year                             3,145,309         5,197,140        1,484,263
                                                                     -------------    --------------    -------------
CASH AND CASH EQUIVALENTS, end of year                               $   2,742,119    $    3,145,309    $   5,197,140
                                                                     =============    ==============    =============

CASH PAID FOR INTEREST                                               $  42,537,930    $   28,859,817    $  16,860,333
                                                                     =============    ==============    =============
CASH PAID FOR TAXES, net of refunds                                  $           -    $            -    $           -
                                                                     =============    ==============    =============


 The accompanying notes are an integral part of these consolidated statements.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Charter Communications Southeast, L.P. (Southeast), wholly owned by Charter Communications Southeast Holdings, L.P. (Southeast Holdings), was formed effective January 1995. Southeast will terminate no later than December 31, 2014, as provided in its partnership agreement (the "Partnership Agreement").

As of December 31, 1997, CharterComm Holdings is indirectly owned 75.3% by affiliates of Charterhouse Group International, Inc., a privately owned investment firm (collectively referred to herein as "Charterhouse"), indirectly owned 5.7% by Charter Communications, Inc. (Charter), manager of the Partnership's (as defined below) cable television systems, and 19.0% primarily by other institutional investors.

The accompanying consolidated financial statements include the accounts of Southeast and its wholly owned subsidiaries, collectively referred to as the "Partnership" herein. All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 31, 1997, the Partnership through its subsidiaries provided cable television service to approximately 432,200 basic subscribers in Alabama, Georgia, Kentucky, Louisiana, North Carolina, South Carolina and Tennessee.

Cash Equivalents

Cash equivalents at December 31, 1997 and 1996, consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost which approximates market value.

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

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

            Cable distribution systems                             5-15 years
            Buildings and leasehold improvements                   5-15 years
            Premium subscription units                              3-5 years
            Vehicles and equipment                                  3-5 years

During 1997, the Partnership shortened the estimated useful lives of certain property, plant and equipment for depreciation purposes. As a result, an additional $4,775,000 of depreciation was recorded during 1997.

Franchise Costs

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets at date of acquisition and are amortized using the straight-line method over a period of up to 15 years.

Other Assets, net

Organizational expenses are being amortized using the straight-line method over five years. Debt issuance costs are being amortized over the term of the debt. The interest rate cap costs are being amortized over the terms of the agreements which approximates three years.

Impairment of Assets

If the facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such assets is not recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Service Revenues

Cable service revenues are recognized when the related services are provided.

Installation service revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system. No installation service revenue has been deferred as of December 31, 1997 and 1996, as direct selling costs have exceeded installation service revenues.

Fees collected from programmers to guarantee carriage are deferred and amortized to revenues over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as Service revenues.

Interest Rate Hedge Agreements

The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain debt agreements. The interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

The Partnership's interest rate swap agreements require the Partnership to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by the Partnership to reduce the impact of rising interest rates on floating rate debt.

The Partnership's participation in interest hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

Other Income (Expense)

Other, net includes gains and loss on disposition of property, plant and equipment, and other miscellaneous income and expenses, all of which are not directly related to the Partnership's primary business. In 1996 and 1995, the Partnership recorded $367,000 and $745,000, respectively, of nonoperating losses for its portion of insurance deductibles pertaining to damage caused by hurricanes to certain of the Partnership's cable television systems.

Income Taxes

Income taxes are the responsibility of the partners and are not provided for in the accompanying consolidated financial statements except for Peachtree Cable TV, Inc. (Peachtree), an indirect wholly owned subsidiary, which is a C corporation. Taxes have been provided for in the accompanying financial statements based on the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws.

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

2.  DISTRIBUTIONS AND ALLOCATIONS:

For financial reporting purposes, redemption preference allocations, profits and losses are allocated to partners in accordance with the liquidation provisions of the applicable partnership agreements.

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

3.  REDEEMABLE PREFERRED LIMITED UNITS:

As of December 31, 1995, certain Redeemable Preferred Limited Partner units of Charter Communications I, L.P. (CC-I) and Charter Communications II, L.P. (CC-II), both wholly owned subsidiaries, were outstanding.

The Preferred Limited Partners' preference return has been reflected as an addition to the Redeemable Preferred Limited Partner units, and the decrease has been allocated to the General Partner and Common Limited Partners consistent with the liquidation and distribution provisions in the partnership agreements.

At March 28, 1996, the balance related to CC-I and CC-II Preferred Limited Partner units was as follows:

            Balance, December 31, 1994                          $ 15,976,333

            Contributions                                         35,000,000
            1995 redemption preference allocation                  5,539,799
            Allocation of net loss                                (3,408,957)
                                                                ------------
                       Balance, December 31, 1995                 53,107,175

            1996 redemption preference allocation                  1,452,343
            Allocation of net loss                                (4,063,274)
            Return of capital - Special Limited Partner units      2,558,173
                                                                ------------
                       Balance, March 28, 1996                  $ 53,054,419
                                                                ============


On March 28, 1996, the Preferred Limited Partners of CC-I and CC-II exchanged their preferred interests in CC-I and CC-II for preferred and common limited partnership interests in CharterComm Holdings. The balance at March 28, 1996, was transferred to CharterComm Holdings and contributed to the Partnership through Southeast Holdings.

4. SPECIAL LIMITED PARTNER UNITS (CC-I):

As of December 31, 1995, certain Special Limited Partner units of CC-I were outstanding. CC-I's profits were allocated to the Special Limited Partners until allocated profits equaled the unrecovered preference amount (preference amounts range from 6% to 17.5% of the unrecovered initial cost of the partnership units and unrecovered preference amounts per annum). When there was no profit to allocate, the preference return was reflected as a decrease in the Partners' Capital.

At December 31, 1995, the balance of $44,972,506 related to the Special Limited Partner units consisted of $39,996,893 of initial cost of the partnership units and $4,975,613 of preference allocation. For the period from January 1, 1996, to March 28, 1996, the Special Limited Partners earned an additional $828,616 of preference allocation resulting in a balance of $45,801,122. In accordance with a purchase agreement and through the use of the proceeds of the Notes (see Note
11), CC-I paid the Special Limited Partners $43,242,948 as full consideration for their partnership interests on March 28, 1996. The difference in the payment amount and the March 28, 1996, Special Limited Partner balance of $2,558,173 was reflected as a return of capital to the Preferred Limited Partner units (see
Note 3).

5.  ACQUISITIONS:

In 1995, the Partnership acquired cable television systems in five separate transactions for an aggregate purchase price, net of cash acquired, of approximately $251.3 million. The excess of the cost of properties acquired over the amounts assigned to the net tangible assets at the date of acquisition was $196.0 million and is included in Franchise costs.

In 1996, the Partnership acquired cable television systems in three separate transactions for an aggregate purchase price, net of cash acquired, of approximately $145.4 million. The excess of the cost of properties acquired over the amounts assigned to the net tangible assets at the date of acquisition was $118.2 million and is included in Franchise costs.

In 1997, the Partnership acquired cable television systems in three separate transactions for an aggregate purchase price, net of cash acquired, of approximately $159.6 million. The excess of the cost of properties acquired over the amounts assigned to the net tangible assets at the date of acquisition was $126.4 million and is included in Franchise costs.

The above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition.

The following are unaudited pro forma operating results for the 1997 and 1996 acquisitions as though the acquisitions had been made on January 1, 1996, with pro forma adjustments to give effect to amortization of franchise costs, interest expense and certain other adjustments. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

                                           Year Ended December 31
                                        -------------------------------
                                            1997              1996
                                            ----              ----
                                                 (Unaudited)

        Service revenues                $ 182,769,976     $ 165,144,542
        Income from operations              2,607,819         4,394,652
        Net loss                          (48,981,206)      (46,010,726)


6. PROPERTY, PLANT AND EQUIPMENT, net:

Property, plant and equipment, net consists of the following at December 31:


                                                         1997             1996
                                                         ----             ----
        Cable distribution systems                   $ 255,635,400    $ 164,618,772
        Land, buildings and leasehold improvements       5,439,126        4,181,251
        Premium subscription units                      19,201,046       13,365,895
        Vehicles and equipment                          14,669,430       11,090,708
                                                     -------------    -------------
                                                       294,945,002      193,256,626

        Less-  Accumulated depreciation                (59,136,652)     (29,258,581)
                                                     -------------    -------------
                                                     $ 235,808,350    $ 163,998,045
                                                     =============    =============


7.  RESTRICTED FUNDS HELD IN ESCROW:

In connection with an acquisition, the Partnership agreed to deposit a portion of the purchase price into an escrow account to be transferred to the seller upon consummation of the acquisition. These funds were transferred to the seller in February 1997.

8.  OTHER ASSETS, net:

Other assets, net consist of the following at December 31:


                                                                                     1997            1996
                                                                                     ----            ----
       Debt issuance costs, net of accumulated amortization of $3,237,169
         and $1,500,471                                                         $ 11,477,997    $   9,796,986
       Organizational expenses, net of accumulated amortization of
         $1,457,287 and $968,838                                                     892,081        1,366,316
       Interest rate cap agreements, net of accumulated amortization of
         $-0- and $338,708                                                                 -           87,792
                                                                                ------------     ------------
                                                                                $ 12,370,078     $ 11,251,094
                                                                                ============     ============


9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                                   1997            1996
                                              -----------    -----------
        Salaries and related benefits         $ 2,079,269    $ 1,171,032
        Capital expenditures                    2,099,370      7,590,284
        Programming costs                       3,391,354      2,344,725
        Franchise fees                          3,523,986      2,217,571
        Accounts payable                        2,479,481      1,682,636
        Accrued interest                        9,804,404      5,004,096
        Other                                   6,585,605      3,933,081
                                              -----------    -----------
                                              $29,963,469    $23,943,425
                                              ===========    ===========


10.  NOTE PAYABLE:

On November 30, 1995, Southeast Holdings entered into a Convertible Senior Note (the "Convertible Senior Note") with Charterhouse for $15.0 million. The interest rate was the rate publicly announced by Chemical Bank in New York, as its reference rate plus 3% per annum. In March 1996, the Convertible Senior Note was repaid using a portion of the proceeds from the Notes discussed in Note 11.

11. LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                              1997             1996
                                         -------------     -------------
        11-1/4% Senior Notes             $ 125,000,000     $ 125,000,000
        Credit Agreements:
          CC-I                             112,200,000       106,700,000
          CC-II                            339,500,000       178,600,000
                                         -------------     -------------
                                           576,700,000       410,300,000

        Less-  Current maturities           (5,375,000)             --
                                         -------------     -------------
                                         $ 571,325,000     $ 410,300,000
                                         =============     =============

11-1/4% Senior Notes

On March 28, 1996, Southeast and Charter Communications Southeast Capital Corporation (Southeast Capital), a wholly owned subsidiary of Southeast (collectively the "Notes Issuers"), issued $125.0 million aggregate principal amount of 11-1/4% Senior Notes (the "Notes"). The Notes are senior unsecured obligations of the Notes Issuers and rank pari passu in right and priority of payment to all other existing and future indebtedness of the Notes Issuers. The Notes are effectively subordinated to the claims of creditors of Southeast's subsidiaries, including the lenders under the CC-I and CC-II Credit Agreements (as defined herein). The Notes are redeemable at the Notes Issuers' option at amounts decreasing from 105.625% to 100% of principal, plus accrued and unpaid interest to the date of redemption, beginning on March 15, 2001. The Notes Issuers are required to make an offer to purchase all of the Notes, at a purchase price equal to 101% of the principal amount, together with accrued and unpaid interest, upon a Change in Control, as defined in the Notes indenture. Interest is payable semiannually on March 15 and September 15 until maturity on March 15, 2006.

The Notes require their respective issuers to comply with various financial and nonfinancial covenants and restrictions, including substantial limitations on additional indebtedness, restricted payments, transactions with affiliates, liens, dividends and certain other items.

Southeast is a holding company with no significant assets other than its direct and indirect investments in CC-I and CC-II. Southeast Capital was formed solely for the purpose of serving as co-issuer and has no operations. Accordingly, the Notes Issuers must rely upon distributions from CC-I and CC-II to generate funds necessary to meet their obligations, including the payment of principal and interest on the Notes.

CC-I Credit Agreement

CC-I maintains a credit agreement (the "CC-I Credit Agreement"), which terminates in September 2005, with a consortium of banks for borrowings up to $127.2 million, consisting of a revolving line of credit of $63.6 million and a term loan of $63.6 million. In 1997, the CC-I Credit Agreement was amended to reflect the impact of purchases and sales of cable television systems. The debt bears interest, at CC-I's option, at rates based upon the Base Rate, as defined in the CC-I Credit Agreement, LIBOR or prevailing bid rates of certificates of deposit plus the applicable margin based upon CC-I's leverage ratio at the time of the borrowings. The variable interest rates ranged from 7.75% to 8.00% and 7.44% to 7.50% at December 31, 1997 and 1996, respectively.

Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the available borrowings for the revolving line of credit shall be reduced on an annual basis by 8.8% in 1999, 11.6% in 2000, 11.6% in 2001 and 14.4% in 2002.

Borrowings under the CC-I Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 5.25 to 1 at December 31, 1997. Borrowings under the CC-I Credit Agreement are collateralized by the assets of CC-I. A quarterly commitment fee of 0.375% per annum is payable on the unused revolving credit facility portion of the CC-I Credit Agreement.

CC-II Credit Agreement

CC-II maintains a credit agreement (the "CC-II Credit Agreement"), which terminates in September 2005, with a consortium of banks for borrowings up to $390.0 million, consisting of a revolving credit facility of $215.0 million, and two term loans totaling $175.0 million. In 1997, the CC-II Credit Agreement was amended to reflect the impact of purchases of cable television systems. The debt bears interest, at CC-II's option, at rates based upon the Base Rate, as defined in the CC-II Credit Agreement, LIBOR or prevailing bid rates of certificates of deposit plus the applicable margin based upon CC-II's leverage ratio at the time of the borrowings. The variable interest rates ranged from 7.63% to 8.25% and 7.25% to 8.125% at December 31, 1997 and 1996, respectively.

Commencing September 30, 1998, and at the end of each calendar quarter thereafter, the available borrowings for the revolving credit facility shall be reduced on an annual basis by 5.0% in 1998, 7.8% in 1999, 11.3% in 2000, 12.0%
in 2001 and 13.2% in 2002.

Borrowings under the CC-II Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 5.25 to 1 at December 31, 1997. Borrowings under the CC-II Credit Agreement are collateralized by the assets of CC-II. A quarterly commitment fee of 0.375% per annum is payable on the unused revolving credit facility portion of the CC-II Credit Agreement.

Based upon outstanding indebtedness at December 31, 1997, and the amortization of term loans and scheduled reductions in available borrowings of the revolving credit facilities detailed in the debt agreements, aggregate future principal payments on the total borrowings under both credit agreements at December 31, 1997, are as follows:

            Year                                            Amount
            ----                                            ------

            1998                                         $   5,375,000
            1999                                            13,771,800
            2000                                            20,367,600
            2001                                            50,904,600
            2002                                            60,646,800
            Thereafter                                     300,634,200
                                                         -------------
                                                         $ 451,700,000
                                                         =============


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

A summary of debt and the related interest rate hedge agreements at December 31, 1997 and 1996, is as follows:

                                                            1997
                                         ----------------------------------------------------
                                           Carrying               Notional           Fair
                                            Value                  Amount           Value
                                         ------------       ----------------     ------------
       Debt

       11-1/4% Senior Notes              $125,000,000       $                    $136,875,000
                                                                           -
       CC-I Credit Agreement              112,200,000                      -      112,200,000
       CC-II Credit Agreement             339,500,000                      -      339,500,000

       Interest Rate Hedge Agreements

       CC-I:
         Swaps                                      -            100,000,000         (796,514)

       CC-II:
         Swaps                                      -            170,000,000       (1,029,752)
         Caps                                       -             70,000,000            1,043
         Collars                                    -             55,000,000         (166,445)

                                                               1996
                                            ----------------------------------------------
                                             Carrying         Notional           Fair
                                               Value           Amount            Value
                                            ------------    -------------     ------------
       Debt
       11-1/4% Senior Notes                 $125,000,000    $                 $130,625,000
                                            ------------    -------------     ------------
                                                                        -
       CC-I Credit Agreement                 106,700,000                -      106,700,000
       CC-II Credit Agreement                178,600,000                -      178,600,000

       Interest Rate Hedge Agreements

       CC-I:
         Swaps                                         -      105,000,000          (22,750)
         Caps                                          -       55,000,000           (1,746)

       CC-II:
         Swaps                                         -       20,000,000          (82,570)
         Caps                                          -       70,000,000           52,814


As the CC-I and CC-II credit agreements bear interest at current market rates, their carrying amounts approximate fair market value at December 31, 1997 and 1996. The fair value of the Notes is based on closing market prices.

The weighted average interest pay rates for CC-I interest rate swap agreements were 8.07% and 7.51% at December 31, 1997 and 1996, respectively. The weighted average interest rate for interest rate cap agreements was 7.82% at December 31, 1996.

The weighted average interest pay rates for CC-II interest rate swap agreements were 8.03% and 8.45% at December 31, 1997 and 1996, respectively. The weighted average interest rate for CC-II interest rate cap agreements was 8.48% at December 31, 1997 and 1996. The weighted average interest rates for CC-II interest rate collar agreements were 9.01% and 7.61% for the cap and floor components, respectively, at December 31, 1997.

The notional amounts of interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Partnership's exposure through its use of the interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The fair value of interest rate hedge agreements generally reflects the estimated amounts that the Partnership would receive or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for the Partnership's interest rate hedge agreements.

Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. The Partnership has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of the Partnership.

13.  EXTRAORDINARY LOSS:

In 1995, CC-II refinanced certain indebtedness and wrote off the related debt issuance costs totaling $1,959,438 as an extraordinary loss.

14.  INCOME TAXES:

The book value of the Partnership's net assets (excluding Peachtree) exceeds its tax reporting basis by $2,928,569 and $5,550,695 as of December 31, 1997 and 1996, respectively.

The benefit for income taxes is comprised solely of deferred income taxes for the year ended December 31, 1995. The effective tax rate approximated the statutory rate.

As of December 31, 1997 and 1996, temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities pertaining for Peachtree are as follows:


                                                                   1997            1996
                                                                -----------     -----------
       Deferred income tax assets:
          Accounts receivable                                   $     3,502     $     2,754
          Accrued expenses                                           28,614           6,166
          Deferred management fees                                  111,086          66,140
          Deferred revenue                                           24,393          22,570
          Tax loss carryforwards                                    294,158         502,552
          Tax credit carryforwards                                  361,195         361,195
                                                                -----------     -----------
                  Total deferred income tax assets                  822,948         961,377
                                                                -----------     -----------
       Deferred income tax liabilities:
          Property, plant and equipment                          (1,372,280)     (1,484,167)
          Franchise costs and other assets                       (4,561,976)     (4,588,518)
                                                                -----------     -----------
                  Total deferred income tax liabilities          (5,934,256)     (6,072,685)
                                                                -----------     -----------
                  Net deferred income tax liability             $(5,111,308)    $(5,111,308)
                                                                ===========     ===========


At December 31, 1997, Peachtree had a net operating loss carryforward for income tax purposes of approximately $735,000 which, if not utilized to reduce taxable income in future periods, expires in the years 2003 through 2010. In addition, Peachtree has an alternative minimum tax credit carryforward of approximately $361,000, which may be carried forward indefinitely.

15. RELATED-PARTY TRANSACTIONS:

Charter provides management services to the Partnership under the terms of contracts which provide for fees equal to 5% of the Partnership's gross service revenues. The debt agreements prohibit payment of a portion of such management fees (40% for both CC-I and CC-II) until repayment in full of the outstanding indebtedness. Through December 31, 1998 and 1997, the remaining 60% of management fees shall be paid quarterly. Thereafter, the entire fee may be deferred if a multiple of EBITDA, as defined, does not exceed outstanding indebtedness of CC-I and CC-II. In addition, payments due on the Notes and Debentures shall be paid before any deferred management fees are paid. Expenses recognized under the contracts during 1997, 1996 and 1995 were $8,779,355, $6,013,899 and $3,642,012, respectively. Management fees currently payable of $1,432,019 and $1,002,400 are included in Payables to manager of cable television systems at December 31, 1997 and 1996, respectively.

The Partnership and all entities managed by Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and 1995, the Partnership expensed $1,524,000, $1,135,900 and $619,000, respectively, relating to insurance allocations.

Beginning in 1996, the Partnership employed the services of Charter's National Data Center (the "National Data Center"). The National Data Center performs certain subscriber billing services and provides computer network, hardware and software support for the Partnership and other entities managed by Charter. The cost of these services is allocated based on the number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997 and 1996, the Partnership expensed $605,600 and $344,500, respectively, relating to these services.

CC-I, CC-II and other entities managed by Charter maintain regional offices. The regional offices perform certain operational services. The cost of these services is allocated based on number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and 1995, the Partnership expensed $1,992,000, $1,294,300 and $1,006,000, respectively, relating to these services.

The Partnership pays certain acquisition advisory fees to Charter and Charterhouse for cable television systems acquired. Total acquisition fees paid to Charter in 1997, 1996 and 1995 were $982,000, $1,737,500 and $450,000, respectively. Total acquisition fees paid to Charterhouse in 1997, 1996 and 1995, were $982,000, $1,737,500 and $100,000, respectively. In addition, Charter received $2.9 million of partnership interests as consideration for certain acquisitions during 1995.

As of December 31, 1996, Receivable from related parties consisted of an amount due from Southeast Holdings and $500,000 related to a refundable deposit toward the purchase of cable television systems from Cencom Partners, L.P. (CPLP). During 1997, the latter amount was applied to CC-II's purchase of the systems. Thus, Receivable from related parties at December 31, 1997, was comprised solely of an amount due from Southeast Holdings.

During 1997, the ownership of CharterComm Holdings changed as a result of CharterComm Holdings receiving a $25.0 million cash contribution from an institutional investor, a $3.0 million cash contribution from Charterhouse and a $2.0 million cash contribution from Charter, as well as the transfer of assets and liabilities of a cable television system through a series of transactions initiated by Charter and Charterhouse. Costs of $200,000 were incurred in connection with the cash contributions. These contributions were contributed to Southeast from Southeast Holdings.

As of December 31, 1995, CC-I had an unsecured note receivable of $100,000 bearing interest at 6% from a related party. During 1996, CC-I forgave the amount outstanding under this note.

16.  COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under leases during 1997, 1996 and 1995 was $614,800, $522,000 and $324,200, respectively. Future minimum lease payments are as follows:

           1998                                                 $511,500
           1999                                                  412,100
           2000                                                  311,600
           2001                                                  181,200
           2002                                                  117,100
           Thereafter                                            223,200


The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole attachments during 1997, 1996 and 1995 was $2,929,800, $2,091,900 and $1,213,200, respectively.

Litigation

A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, the court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Matthews, Lerner and Roberts v. Wood et. al., Case No. 15731, by certain limited partners of Cencom Cable Income Partners II, L.P. (CCIP II), a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are related to CCIP II's general partner, purchased cable television system assets from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving nonaffiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to the purchasers was approved by a majority of CCIP II's limited partners. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. For these reasons, amongst others, management of the Partnership believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.

The Partnership is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

Regulation in the Cable Television Industry

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

Senior Secured Discount Debentures of Southeast Holdings

On March 28, 1996, Southeast Holdings and Charter Communications Holdings Capital Corporation (Holdings Capital), a wholly owned subsidiary of Southeast Holdings (the "Debenture Issuers"), issued $146.82 million of Senior Secured Discount Debentures (the "Debentures") for proceeds of approximately $75.0 million. Proceeds from the Debentures were used to pay fees and expenses related to the issuance of the Debentures and the balance of $72,375,061 was a capital contribution to the Partnership. The Debentures are secured by all of Southeast Holdings ownership interest in Southeast and rank pari passu in right and priority of payment to all other existing and future indebtedness of the Debentures Issuers. The Debentures are effectively subordinated to the claims of creditors of Southeast Holdings' subsidiaries, including the CC-I and CC-II Credit Agreements. The Debentures are redeemable at the Debenture Issuers' option at amounts decreasing from 107% to 100% of principal, plus accrued and unpaid interest to the redemption date, beginning on March 15, 2001. The Debenture Issuers are required to make an offer to purchase all of the Debentures, at a purchase price equal to 101% of the principal amount, together with accrued and unpaid interest, upon a Change in Control, as defined in the Debentures Indenture. No interest is payable on the Debentures prior to March 15, 2001. Thereafter, interest on the Debentures is payable semiannually in arrears beginning September 15, 2001, until maturity on March 15, 2007. The discount on the Debentures is being accreted using the effective interest method at an interest rate of 14% from the date of issuance to March 15, 2001. The unamortized discount was $51,482,525 at December 31, 1997.

The Debentures require their respective issuers to comply with various financial and nonfinancial covenants and restrictions, including substantial limitations on additional indebtedness, restricted payments, transactions with affiliates, liens, dividends and certain other items.

Southeast Holdings is a holding company with no significant assets other than its direct and indirect investments in CC-I and CC-II. Holdings Capital was formed solely for the purpose of serving as a co-issuer and has no operations. Accordingly, the Debentures Issuers must rely upon distributions from CC-I and CC-II to generate funds necessary to meet their obligations, including the payment of principal and interest on the Debentures.

17.  EMPLOYEE BENEFIT PLANS:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the 401(k) Plan. The 401(k) Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and 1995, the Partnership contributed $261,800, $149,200 and $87,900, respectively.

Certain Partnership employees participate in the 1996 Charter Communications/Charterhouse Group Appreciation Rights Plan (the "Appreciation Rights Plan"). The Appreciation Rights Plan covers certain key employees and consultants within the group of companies and partnerships controlled by Charterhouse and managed by Charter. The obligation and related expenses of the Appreciation Rights Plan are the responsibility of and have been recorded at CharterComm Holdings.

18.  SIGNIFICANT NONCASH TRANSACTIONS:

The Partnership engaged in the following significant noncash financing transactions:


                                                                   1997            1996            1995
                                                                   ----            ----            ----
       Redemption preference allocation--Special Limited
         Partner units (CC-I) (see Note 4)                      $        -     $   828,616     $3,051,040
       Redemption preference allocation--Redeemable Preferred
         Limited units (CC-I) (see Note 3)                               -               -      1,810,650
       Redemption preference allocation--Redeemable Preferred
         Limited units (CC-II) (see Note 3)                              -       1,452,343      3,729,149
       Recording of franchise costs and deferred income taxes
         in connection with the Peachtree acquisition                    -               -      7,000,000
       Exchange of Redeemable Preferred Limited Units (CC-I)
         (see Note 3)                                                    -      12,872,925              -
       Exchange of Redeemable Preferred Limited Units (CC-II)
         (see Note 3)                                                    -      40,181,492              -
       Return of capital - Special Limited Partner Units
         (CC-I) (see Note 4)                                             -       2,558,173              -
       Issuance of additional partner units for transfer of
         cable television system previously owned by Charter
         and Charterhouse (see Note 15)                          3,670,000               -              -


*Filed herewith.

                                  EXHIBIT INDEX

                                                                                                             Sequentially
    Exhibit                                                                                                    Numbered
      No.                                             Description                                                 Pages
    -------                                           -----------                                            -------------
      3.1         Certificate of Limited Partnership of Charter Holdings, filed as Exhibit 3.1 to the
                  Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated
                  herein by this reference.  .............................................................         N/A
      3.2         Amended and Restated Agreement of Limited Partnership of Charter Holdings, filed as
                  Exhibit 3.2 to the Registration Statement on Form S-4 (Registration No. 333-3774),
                  and incorporated herein by this reference.  ............................................         N/A
    3.2(a)        First Amendment to Amended and Restated Agreement of Limited Partnership of  Charter
                  Holdings, dated February 28, 1997, filed as Exhibit 3.2(a) to Registrants' 1996 Form
                  10-k and incorporated herein by this reference..........................................         N/A
      3.3         Certificate of Incorporation of Holdings Capital, filed as Exhibit 3.3 to the
                  Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated
                  herein by this reference.  .............................................................         N/A
      4.1         Indenture dated March 15, 1996 among the issuers and Boatmen's Trust Company, as
                  Trustee, filed as Exhibit 4.1 to the Registration Statement on Form S-4
                  (Registration No. 333-3774), and incorporated herein by this reference.  ...............         N/A
      4.5         Form of new Debenture (included in Exhibit 4.1).  ......................................         N/A
     10.1         CCI Credit Facility:  Amended and Restated Loan Agreement dated as of March 28,
                  1996, among Charter Communications, L.P., the Banks, Toronto Dominion (Texas), Inc.,
                  PNC Bank, National Association and Credit Lyonnais Cayman Island Branch, as
                  Co-Agents, Toronto Dominion (Texas), Inc., as Agent, and Toronto Dominion (Texas),
                  Inc., as Administrative Agent, filed as Exhibit 10.1 to the Registration Statement
                  on Form S-4 (Registration No. 333-3774), and incorporated herein by this reference.  ...         N/A
    10.1(a)       First Amendment dated as of November 29, 1996 to CC-I Credit Facility, filed as
                  Exhibit 10.1(a) to Registrants' 1996 Form 10-k and incorporated herein by this
                  reference.  ............................................................................         N/A
   *10.1(b)       Second Amendment dated as of December 31, 1997 to CC-I Credit Facility  ................
    10.2(a)       CC-II Credit Facility:  Second Amended and Restated Revolving Credit Agreement dated as of  February 7, 1997, among Charter Communications II, L.P., Charter
                  Communications III, L.P., Peachtree Cable TV, Inc., the Banks, Credit Lyonnais New
                  York Branch and Toronto Dominion (Texas), Inc., as Arranging Agents, NationsBank of
                  Texas, N.A. and CIBC Inc., as Managing Agents, Toronto Dominion (Texas), Inc., as
                  Administrative agent and Credit Lyonnais New York Branch, as Documentation Agent,
                  filed as Exhibit 10.2(a) to Registrants' 1996 Form 10-k and incorporated herein by
                  this reference.  .......................................................................         N/A
   *10.2(b)       Amendment Number 1 dated as of December 31, 1997 to CC-II Credit Facility  .............
     10.3         Management Agreement dated March 28, 1996, between Charter Holdings and Charter
                  Communications, Inc., filed as Exhibit 10.3 to the Registration Statement on Form
                  S-4 (Registration No. 333-3774), and incorporated herein by this reference.  ...........         N/A
     10.4         Management Agreement dated March 28, 1996, between Charter Southeast and Charter
                  Holdings, filed as Exhibit 10.4 to the Registration Statement on Form S-4
                  (Registration No. 333-3774), and incorporated herein by this reference.  ...............         N/A
     10.5         Management Agreement dated March 28, 1996, between Charter Southeast and CC-I, filed as Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No.
                  333-3774), and incorporated herein by this reference.   ................................         N/A

     10.6         Management Agreement dated March 28, 1996, between Charter Southeast and CC-II, filed as Exhibit 10.6 to the Registration Statement on Form S-4 (Registration No.
                  333-3774), and incorporated herein by this reference.   ................................         N/A
     10.10        Asset Purchase Agreement dated as of July 1, 1995, among CCIP, Charter
                  Communications Properties, Inc., CC-II and CC-I, filed as Exhibit 10.10 to the
                  Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated
                  herein by this reference.   ............................................................         N/A
     10.11        Certificate of Limited Partnership of CC-I, filed as Exhibit 10.11 to the
                  Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated
                  herein by this reference.  .............................................................         N/A
     10.12        Amended and Restated Agreement of Limited Partnership of CC-I dated March 28, 1996, filed as Exhibit 10.12 to the Registration Statement on Form S-4 (Registration No.
                  333-3774), and incorporated herein by this reference.  ................................          N/A
   10.12(a)       First Amendment to Amended and Restated Agreement of Limited Partnership of  CC-I,
                  dated February 28, 1997, filed as Exhibit 10.12(a) to Registrants' 1996 Form 10-k
                  and incorporated herein by this reference...............................................         N/A
     10.13        Certificate of Limited Partnership of CC-II, filed as Exhibit 10.13 to the
                  Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated
                  herein by this reference.  .............................................................         N/A
     10.14        Amended and Restated Agreement of Limited Partnership of CC-II dated March 28, 1996, filed as Exhibit 10.14 to the Registration Statement on Form S-4 (Registration No.
                  333-3774), and incorporated herein by this reference.  .................................         N/A
   10.14(a)       First Amendment to Amended and Restated Agreement of Limited Partnership of CC-II,
                  dated February 28, 1997, filed as Exhibit 10.14(a) to Registrants' 1996 Form 10-k
                  and incorporated herein by this reference...............................................         N/A
     10.15        Certificate of Limited Partnership of CC-III, filed as Exhibit 10.15 to the
                  Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated
                  herein by this reference.  .............................................................         N/A
     10.16        Amended and Restated Agreement of Limited Partnership of CC-III dated March 28,
                  1996, filed as Exhibit 10.16 to the Registration Statement on Form S-4 (Registration
                  No. 333-3774), and incorporated herein by this reference.  .............................         N/A
     10.17        Articles of Organization of Peachtree, filed as Exhibit 10.17 to the Registration
                  Statement on Form S-4 (Registration No. 333-3774), and incorporated herein by this
                  reference.  ............................................................................         N/A
     10.18        By-laws of Peachtree, filed as Exhibit 10.18 to the Registration Statement on Form
                  S-4 (Registration No. 333-3774), and incorporated herein by this reference.  ...........         N/A
     10.19        Certificate of Limited Partnership of Charter Southeast, filed as Exhibit 3.1 to the
                  Registration Statement on Form S-4 of Charter Communications Southeast, L.P.
                  (Registration No. 333-3772), and incorporated herein by this reference.  ...............         N/A
     10.20        Amended and Restated Agreement of Limited Partnership of Charter Southeast dated
                  March 28, 1996, filed as Exhibit 3.2 to the Registration Statement on Form S-4 of
                  Charter Communications Southeast, L.P. (Registration No. 333-3772), and incorporated
                  herein by this reference.  .............................................................         N/A
   10.20(a)       First Amendment to Amended and Restated Agreement of Limited
                  Partnership of Charter Holdings, dated February 28, 1997,
                  filed as Exhibit 3.2(a) to the Annual Report of Form 10-K for
                  the year ended December 31, 1996, of Charter Communications
                  Southeast, L.P., and incorporated herein by this reference.
     10.21        Asset Sale Agreement by and between Prime Cable of Hickory, L.P., as Seller, and
                  Charter Communications II, L.P., as Buyer, dated August 6, 1996, filed as Exhibit
                  10.21 to Registrants' 1996 Form 10-k and incorporated herein by this reference.  .......         N/A
     10.22        Asset Purchase Agreement between Cencom Cable Income Partners II, L.P., as Seller, and Charter Communications II, L.P., as Purchaser, dated as of  May 30, 1996
                  (Anderson County, SC), filed as Exhibit 10.22 to Registrants' 1996 Form 10-k and
                  incorporated herein by this reference.  ................................................         N/A

     10.23        Second Amended and Restated Asset Purchase Agreement between Cencom Partners, L.P., as Seller, and Charter Communications, L.P., as Purchaser, dated as of January 16,
                  1997 (Sanford, NC), filed as Exhibit 10.23 to Registrants' 1996 Form 10-k and
                  incorporated herein by this reference.  ................................................         N/A
     10.24        Second Amended and Restated Asset Purchase Agreement between Cencom Partners, L.P., as Seller, and Charter Communications II, L.P., as Purchaser, dated as of January
                  16, 1997 (Abbeville, SC), filed as Exhibit 10.24 to Registrants' 1996 Form 10-k and
                  incorporated herein by this reference.  ................................................         N/A
     10.25        Second Amended and Restated Asset Purchase Agreement between Cencom Partners, L.P., as Seller, and Charter Communications II, L.P., as Purchaser, dated as of January
                  16, 1997 (Lincolnton, NC), filed as Exhibit 10.25 to Registrants' 1996 Form 10-k and
                  incorporated herein by this reference.  ................................................         N/A
     *12.2        Ratio of Earnings to Fixed Charges Calculation - Charter Communications Southeast
                  L.P.  ..................................................................................
     21.1         List of Subsidiaries of Registrants, filed as Exhibit 21.1 to Registrant's 1996 Form
                  10-k and incorporated herein by reference.  ............................................         N/A
     *27.1        Financial Data Schedule  ...............................................................