Form 10-Q
period 1998-03-31
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1998-05-14
CIK 1012444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                   FORM 10-Q


         (Mark one)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------   ----------------------------
Commission File Number 333-3772


                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
           (Exact name of registrants as specified in their charters)



             Delaware                                    43-1740131
             --------                                    ----------
                                                         43-1722376
                                                         ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   -----------------------------------                   -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
     As of March 31, 1998, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX



                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information
         ---------------------

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                   3
                  b. Consolidated Statements of Operations - Three Months Ended
                     March 31, 1998 and 1997                                                              4
                  c. Consolidated Statement of Partners' Capital - Three Months Ended
                     March 31, 1998                                                                       5
                  d. Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998
                     and 1997                                                                             6
                  e. Notes to Consolidated Financial Statements                                           7

                  Separate financial statements of Charter Communications
                  Southeast Capital Corporation have not been presented as this entity had no operations and  substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   9

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                                      16

         Item 2.  Change in Securities - None                                                             -

         Item 3.  Defaults upon Senior Securities - None                                                  -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                              -

         Item 5.  Other Information - None                                                                -

         Item 6.  Exhibits and Reports on Form 8-K                                                       16

         Signature Page                                                                                  17

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                   March 31,     December 31,
                                                                     1998            1997
                            ASSETS                                 ---------     ------------
                            ------
CURRENT ASSETS:
  Cash and cash equivalents                                          $ 3,264,628    $  2,742,119
  Accounts receivable, net of allowance for doubtful accounts of
   $349,938 and $312,048 , respectively                                2,212,682       3,158,282
  Prepaid expenses and other                                             539,050         341,396
  Receivable from related parties                                      1,085,470       1,028,480
                                                                   -------------  --------------
       Total current assets                                            7,101,830       7,270,277
                                                                   -------------  --------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net                                 244,754,859     235,808,350
  Franchise costs, net of accumulated amortization of
    $131,253,913 and $119,968,082 respectively                       470,928,273     480,201,100
  Covenant not to compete, net of accumulated amortization of
    $540,000 and $480,000 respectively                                   660,000         720,000
                                                                   -------------  --------------
                                                                     716,343,132     716,729,450
OTHER ASSETS                                                          10,370,624      12,370,078
                                                                   -------------  --------------
                                                                    $733,815,586    $736,369,805
                                                                   =============  ==============
               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------
CURRENT LIABILITIES:
  Current maturities of  long term debt                              $ 8,817,950    $  5,375,000
  Accounts payable and accrued expenses                               28,106,194      29,963,469
  Subscriber deposits and prepayments                                    503,664         532,595
  Payable to manager of cable television systems                         854,285       1,107,417
                                                                   -------------  --------------
     Total current liabilities                                        38,282,093      36,978,481
                                                                   -------------  --------------
DEFERRED REVENUE                                                       1,872,820       1,718,710
                                                                   -------------  --------------
LONG-TERM DEBT                                                       579,382,050     571,325,000
                                                                   -------------  --------------
DEFERRED MANAGEMENT FEES                                               8,536,502       7,805,448
                                                                   -------------  --------------
DEFERRED INCOME TAXES                                                  5,111,308       5,111,308
                                                                   -------------  --------------
PARTNERS' CAPITAL:
  General Partner                                                      1,006,307       1,134,307
  Common Limited Partners - 1,850.05 units issued and outstanding     99,624,506     112,296,551

                                                                   -------------  --------------
      Total partners' capital                                        100,630,813     113,430,858
                                                                   -------------  --------------
                                                                    $733,815,586    $736,369,805
                                                                   =============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                         1998             1997
                                                    ---------------  ---------------
SERVICE REVENUES:                                    $   48,044,199   $   36,803,777
                                                    ---------------  ---------------
OPERATING EXPENSES:
  Operating costs                                        20,187,593       15,682,218
  General and administrative                              3,869,947        2,948,571
  Depreciation and amortization                          21,202,436       14,892,199
  Management fees                                         2,402,394        1,841,531
                                                    ---------------  ---------------
                                                         47,662,370       35,364,519
                                                    ---------------  ---------------
  Income from operations                                    381,829        1,439,258
                                                    ---------------  ---------------
OTHER INCOME (EXPENSE):
  Interest income                                            50,454           41,056
  Interest expense                                      (13,232,328)     (10,207,543)
                                                    ---------------  ---------------
                                                        (13,181,874)     (10,166,487)
                                                    ---------------  ---------------
  Loss before  income taxes                             (12,800,045)      (8,727,229)
INCOME TAXES                                                     --               --
                                                    ---------------  ---------------
  Net loss                                              (12,800,045)      (8,727,229)
                                                    ---------------  ---------------
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                    $     (128,000)  $      (87,272)
  Class B Preferred Limited Partners                             --               --
  Common Limited Partners                               (12,672,045)      (8,639,957)
                                                    ---------------  ---------------
                                                     $  (12,800,045)  $   (8,727,229)
                                                    ===============  ===============

 The accompanying notes are an integral part of these consolidated statements.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)




                                                    Class B
                                                   Preferred
                                 General            Limited           Common
                                 Partner           Partners       Limited Partners          Total
                                 -------       -----------------  ----------------          -----
BALANCE, December 31, 1997         $1,134,307   $             --    $      112,296,551       $113,430,858
  Allocation of net loss             (128,000)                --           (12,672,045)       (12,800,045)
                            -----------------  -----------------  --------------------  -----------------
BALANCE, March 31, 1998            $1,006,307   $             --    $       99,624,506       $100,630,813
                            =================  =================  ====================  =================

 The accompanying notes are an integral part of this consolidated statement.

            CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                               1998              1997
                                                                         ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $   (12,800,045)  $    (8,727,229)
 Adjustments to reconcile net loss to net cash provided by  (used in)
  operating activities-
  Depreciation and amortization                                               21,202,436        14,892,199
  Amortization of debt issuance costs and interest rate cap agreements           456,968           395,318
  Changes in assets and liabilities, net of effects from acquisitions -
   Accounts receivable, net                                                      945,600           126,030
   Prepaid expenses and other                                                   (197,653)         (244,061)
   Receivable from related parties                                               (56,990)          (63,790)
   Accounts payable and accrued expenses                                      (1,857,275)       (8,800,556)
   Subscriber deposits and prepayments                                           (28,931)         (114,233)
   Payable to manager of cable television systems, including deferred
    management fees                                                              477,922           878,924
   Deferred revenue                                                              154,110            73,277
                                                                        ----------------  ----------------
  Net cash provided by (used in) operating activities                          8,296,142        (1,584,121)
                                                                        ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                  (19,264,704)      (10,663,994)
 Payments for acquisitions, net of cash acquired                                      --       (69,102,324)
 Restricted funds held in escrow                                                      --         1,782,537
                                                                        ----------------  ----------------
  Net cash used in investing activities                                      (19,264,704)      (77,983,781)
                                                                        ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of debt issuance costs                                                   (8,929)       (2,980,479)
 Borrowings under revolving credit agreement                                  14,800,000        88,250,000
 Payments under revolving credit agreement                                    (3,300,000)      (35,230,000)
 Payment of note payable                                                              --                --
 Partners' capital contributions                                                      --        29,800,000
 Redemption of Special Limited Partner units                                          --                --
                                                                        ----------------  ----------------
  Net cash provided by financing activities                                   11,491,071        79,839,521
                                                                        ----------------  ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        522,509           271,619
CASH AND CASH EQUIVALENTS, beginning of period                                 2,742,119         3,145,309
                                                                        ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of period                                 $     3,264,628   $     3,416,928
                                                                        ================  ================
CASH PAID FOR INTEREST                                                   $    15,829,861   $    12,524,517
                                                                        ================  ================
CASH PAID FOR TAXES                                                      $            --   $            --
                                                                        ================  ================

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

Certain reclassifications have been made to the March 31, 1997 financial statements to conform with the March 31, 1998 presentation.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of March 31, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.


3.  LITIGATION

A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending. In October 1996 the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, The court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Mathews, Lerner and Roberts v. Wood et.al., Case No. 15731, by certain limited partners of Cencom Cable Income Partners II, L.P. (CCIP II), a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are related to CCIP II's general partner, purchased cable television systems from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving nonaffiliated third parties.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                          Approximate
                          -----------
    Acquisition Date     Purchase Price            Location of Systems
    ----------------     --------------            -------------------
April 1994            $   174.7 million          Georgia, Alabama, Louisiana
January 1995          $   108.0 million          Kentucky, N. Carolina, S. Carolina
May 1995              $    22.0 million          Georgia
May 1995              $    48.0 million          Alabama
July 1995             $    34.7 million          Georgia
November 1995         $    35.0 million          S. Carolina
January 1996          $     8.4 million          S. Carolina
March 1996            $   112.0 million          Georgia, N. Carolina, Tenn., Ky.
November 1996         $    22.0 million          Alabama, Tennessee
February 1997         $    69.1 million          N. Carolina
February 1997         $     3.7 million          Georgia
April 1997            $    90.5 million          N. Carolina, S. Carolina

The only pending sale transaction is for approximately 1,600 subscribers in Tennessee, subject to the buyer obtaining financing and completion of the asset sale contract. The Partnership has no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:

                                             March 31,   December 31,  March 31,
                                               1998         1997         1997
                                             ---------   ------------  ---------
Basic Subscribers:
  Nashville Cluster                               44,300        43,700      42,800
  Northern Alabama Cluster                        63,800        62,900      62,800
  New Orleans Cluster                             37,300        36,600      36,000
  Atlanta Cluster                                 70,500        69,000      67,400
  Greenville-Spartanburg/Asheville Cluster       107,100       105,000      79,500
  Hickory Cluster                                 51,900        51,000      35,100
  Non-Cluster Systems                             65,300        64,000      51,000
                                              ----------  ------------  ----------
                                                 440,200       432,200     374,600
                                              ==========  ============  ==========
Premium Subscription Units:
  Nashville Cluster                               21,200        21,800      22,400
  Northern Alabama Cluster                        25,600        25,100      26,900
  New Orleans Cluster                             19,700        18,500      17,900
  Atlanta Cluster                                 64,400        61,000      26,800
  Greenville-Spartanburg/Ashville Cluster         43,400        41,500      32,200
  Hickory Cluster                                 19,100        18,700      14,700
  Non-Cluster Systems                             35,200        36,200      32,700
                                              ----------  ------------  ----------
                                                 228,600       222,800     173,600
                                              ==========  ============  ==========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:

                                                         For the Three Months
                                                           Ended March 31,
                                                           ---------------
                                                             (Unaudited)
                                                1998                              1997
                                  --------------------------------  --------------------------------
                                      Amount        % of Revenue        Amount        % of Revenue
                                      ------        ------------        ------        ------------
Service Revenues                  $       48,044       100.0%      $        36,804       100.0%
                                  --------------       -----       ---------------       -----
Operating Expenses:
Operating costs                           20,188        42.0%               15,682        42.6%
 General and administrative                3,870         8.1%                2,949         8.0%
 Depreciation and Amortization            21,202        44.1%               14,892        40.5%
 Management Fees - Related Party           2,402         5.0%                1,842         5.0%
                                  --------------       -----       ---------------       -----
                                          47,662        99.2%               35,365        96.1%
                                  --------------       -----       ---------------       -----
Income (Loss) From Operations                382          .8%                1,439         3.9%
                                  --------------       -----       ---------------       -----
Other Income (Expense):
 Interest Income                              50          .1%                   41         0.1%
 Interest Expense                        (13,232)      -27.5%              (10,208)      -27.7%
 Other                                        --          --                    --          --
                                  --------------       -----       ---------------       -----
                                         (13,182)      -27.4%              (10,167)      -27.6%
                                  --------------       -----       ---------------       -----
Loss Before Benefit for Income
Taxes                                    (12,800)      -26.6%               (8,728)      -23.7%
Benefit for Income Taxes                     ---          --                    --          --
                                  --------------       -----       ---------------       -----
     Net Loss                     $      (12,800)      -26.6%      $        (8,728)      -23.7%
                                  ==============       =====       ===============       =====

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 30.5% from $36.8 million to $48.0 million for the three month period ended March 31, 1998, when compared to the similar period of 1997. This increase in 1998 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by 28.7% from $15.7 million to $20.2 million for the three months ended March 31, 1998 when compared to the similar period of 1997. The majority of this increase was related to costs associated with the acquisitions of additional cable television systems during 1997. Operating costs, as a percentage of service revenues, have decreased from 42.6% for the quarter ended March 31, 1997 to 42.0% for the quarter ended March 31, 1998, primarily as a result of the Partnership's efforts to increase operating efficiencies as a result of clustering its cable television systems.

General and administrative expenses increased by $921,000 or 31.2% for the three months ended March 31, 1998 when compared to the similar period of 1997. This increase is primarily a result of the costs associated with acquisitions of additional cable television systems during 1997. General and administrative expenses, as a percentage of service revenues, have increased to 8.1 % from 8.0% for the quarters ended March 31, 1998 and March 31, 1997.

Depreciation and amortization increased by 42.4% from $ 14.9 million to $ 21.2 million for the three months ended March 31, 1998, when compared to the similar period of 1997. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues increased during the three months ended March 31, 1998 compared to the similar period of 1997. This increase is due primarily to a decrease in the estimated useful lives used in calculating depreciation.


Other Income / Expense

Interest expense increased by 29.6% from $ 10.2 million to $ 13.2 million for the three months ended March 31, 1998, when compared to the similar period of 1997. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods.

Net Loss

Net loss increased by 46.7% from $8.7 million to $12.8 million for the three months ended March 31, 1998 when compared to the similar period of 1997. In 1998, increased depreciation and interest expense were significant factors versus the prior year.

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

At March 31, 1998, the Partnership's long-term debt (including current maturities) of $588.2 million consisted of $114.2 million outstanding under the revolving credit and term loan facility of CC-I, $349.0 million outstanding under the revolving credit and term loan facility of CC-II, and $125.0 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $13.0 million and $41.0 million under the credit facilities of CC-I and CC-II, respectively, at March 31, 1998. The Partnership is currently negotiating with the agent banks of the revolving credit and term loan facilities of CC-I and CC-II for the purpose of amending or restating the existing facilities to allow for incrased availability, increased limits for capital expenditures and lengthened loan amortization schedules.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006. The discount related to the original sale of the Debentures is amortized through March 2001; thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three months ended March 31, 1998.

The Partnership incurred capital expenditures of approximately $19.3 million during the first quarter of 1998 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $80.0 to $90.0 million during fiscal 1998.

The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. One such proposal currently being explored by the Partnership involves approximately 8,200 customers residing within the City of LaGrange, Georgia. Pursuant to the proposal currently under discussion, the Partnership and its venture partner would upgrade the plant to 750 MHz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner, and realizing certain operating costs savings. Management continues to work diligently toward completion of an agreement. However, there is no assurance that a final agreement will be reached with respect to any such proposals.

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

Year 2000 Impact

As of the quarter ended March 31, 1998, the Company is engaged in a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Company.

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The following dollar amounts are in thousands, except for per subscriber amounts:

                                           For the Three Months                          For the Three Months
                                           Ended March 31, 1998                          Ended March 31, 1997
                               -----------------------------------------    -----------------------------------------
                                               (Unaudited)                                   (Unaudited)
                                    SYSTEMS        Systems                     SYSTEMS        Systems
                                ACQUIRED ON OR     Acquired                 ACQUIRED ON OR    Acquired
                                 BEFORE 1/1/97   After 1/1/97     Total     BEFORE 1/1/97   After 1/1/97       Total
                                ---------------  ------------    ------     --------------- ------------      ------
Service Revenues                    $   38,119    $    9,925   $   48,044      $   34,636    $    2,168        $  36,804
                                    ----------    ----------   ----------      ----------    ----------        ---------
Operating Expenses:
    Operating costs                     16,040         4,147       20,187          14,705           977            15,682
    General and administrative           3,202           668        3,870           2,764           185             2,949
                                    ----------   -----------   -----------     -----------   -----------       ----------
                                    $   19,242         4,815       24,057          17,469         1,162            18,631
                                    ----------   -----------   -----------     -----------   -----------       ----------
EBITDA (a)                          $   18,877         5,110   $   23,987      $   17,167         1,006           $18,173
                                    ==========   ===========   ==========      ==========    ==========        ==========
EBITDA Margin                             49.5%         51.5%        49.9%           49.6%         46.4%             49.4%
                                    ==========   ===========   ==========      ==========    ===========       ==========
Operating Statistical Data,
 at end of period:
Monthly revenue per subscriber      $    36.48    $       --   $       --      $    33.15            --                --
    Homes passed (b)                   532,300       149,000      681,300         507,800        60,200           568,000
    Basic subscribers                  348,300        91,900      440,200         336,800        37,800           374,600
    Basic penetration                     65.4%         61.7%        64.6%           66.3%         62.8%             66.0%
    Premium subscriptions              192,600        36,000      228,600         121,600        52,000           173,600

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

(b) Homes passed as previously reported for March 31, 1997 were revised upward by 13,000 homes passed as a result of management's review and verification of the engineering and billing records.

Results of Operations - Supplemental analysis for the Quarter Ended March 31, 1998 Versus the Quarter Ended
     March 31, 1997 (for Systems Acquired Before January 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended March 31, 1998 versus the three months ended March 31, 1997. Specifically, the comparable analysis includes the results of operations for the seven acquisitions completed between April 1994 and January 1996. - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $3,843,000 or 10.1% when comparing the revenues for the quarter ended March 31, 1998 to the results for the comparable systems for the quarter ended March 31, 1997. This increase is due to a net gain of approximately 11,500 or 3.4%, for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $1,773,000 or 10.1% when comparing the operating expenses for the quarter ended March 31, 1998 to the results for the comparable systems for the quarter ended March 31, 1997. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,710,000 or 10.0% when comparing the operating cash flow for the quarter ended March 31, 1998 to the results for the comparable systems for
the quarter ended March 31, 1997.   EBITDA margin decreased from 49.6% to 49.5%
when comparing the similar periods, primarily as a result of the increase in programming costs.

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings


A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resultedfrom the CCIP Acquisition remain pending. In October 196, the plaintiff filed a Consolidated Amended Class Action Complaint(the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, The court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Mathews, Lerner and Roberts v. Wood et.al., Case No. 15731, by certain limited partners of Cencom Cable Income Partners II, L.P. (CCIP II), a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are related to CCIP II's general partner, purchased cable television systems from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving nonaffiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to the purchasers was approved by a majority of CCIP II's limited partners. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. For these reasons, amongst others, management of the Partnership believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.

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

              27 Financial Data Schedule

         (b)  Reports on Form 8-K-None

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                        FOR QUARTER ENDED MARCH 31, 1998

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

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                         By: Charter Communications Southeast Properties, Inc..
                             its General Partner


                         By:  /s/ Jerald L. Kent
                              -------------------------------------------------
                                  Jerald L. Kent
                                  President and
                                  Chief Executive Officer



By:  /s/Jerald L. Kent                  May 13, 1998
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                May 13, 1998
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer

                     CHARTER COMMUNICATIONS SOUTHEAST
                     CAPITAL CORPORATION


                         By:  /s/ Jerald L. Kent
                              -------------------------------------------------
                                  Jerald L. Kent
                                  President and
                                  Chief Executive Officer



By:  /s/Jerald L. Kent                  May 13, 1998
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                May 13, 1998
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer