Form 10-Q
period 1998-06-30
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1998-08-14
CIK 1012444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ____________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1998, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                         3
                  b. Consolidated Statements of Operations - Three Months Ended
                     June 30, 1998 and 1997                                                                    4
                  c. Consolidated Statements of Operations - Six Months Ended June 30, 1998                    5
                  d. Consolidated Statement of Partners' Capital - Six Months Ended
                     June 30, 1998                                                                             6
                  e. Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998                    7
                     and 1997
                  f. Notes to Consolidated Financial Statements                                                8

                  Separate financial statements of Charter Communications
                  Southeast Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10

Part II. Other Information


         Item 1.  Legal Proceedings                                                                           18

         Item 2.  Change in Securities - None                                                                  -

         Item 3.  Defaults upon Senior Securities - None                                                       -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                   -

         Item 5.  Other Information - None                                                                     -

         Item 6.  Exhibits and Reports on Form 8-K                                                            18

         Signature Page                                                                                       19

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       June 30,            December 31,
                                                                                         1998                  1997
                                                                                     ------------          ------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  5,041,080          $  2,742,119
   Accounts receivable, net of allowance for doubtful accounts of
       $608,445 and $312,048, respectively                                              2,838,816             3,158,282
   Prepaid expenses and other                                                             111,801               341,396
   Receivable from related parties                                                      1,085,470             1,028,480
                                                                                     ------------          ------------
           Total current assets                                                         9,077,167             7,270,277
                                                                                     ------------          ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                                 256,105,295           235,808,350
   Franchise costs, net of accumulated amortization of
       $141,330,043 and $119,968,082 respectively                                     458,839,431           480,201,100

   Covenant not to compete, net of accumulated amortization of $600,000 and
       $480,000 respectively                                                              600,000               720,000
                                                                                     ------------          ------------
                                                                                      715,544,726           716,729,450
OTHER ASSETS                                                                            8,597,165            12,370,078
                                                                                     ------------          ------------
                                                                                     $733,219,058          $736,369,805
                                                                                     ============          ============

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of  long term debt                                              $         --          $  5,375,000
  Accounts payable and accrued expenses                                                30,325,584            29,963,469
  Subscriber deposits and prepayments                                                     515,123               532,595
  Payable to manager of cable television systems                                        1,173,196             1,107,417
                                                                                     ------------          ------------
             Total current liabilities                                                 32,013,903            36,978,481
                                                                                     ------------          ------------
DEFERRED REVENUE                                                                        1,806,624             1,718,710
                                                                                     ------------          ------------
LONG-TERM DEBT                                                                        602,400,000           571,325,000
                                                                                     ------------          ------------
DEFERRED MANAGEMENT FEES                                                                9,797,696             7,805,448
                                                                                     ------------          ------------
DEFERRED INCOME TAXES                                                                   5,111,308             5,111,308
                                                                                     ------------          ------------
PARTNERS' CAPITAL:
  General Partner                                                                         820,894             1,134,307
  Common Limited Partners - 1,850.05 units issued and outstanding                      81,268,633           112,296,551
                                                                                     ------------          ------------
             Total partners' capital                                                   82,089,527           113,430,858
                                                                                     ------------          ------------
                                                                                     $733,219,058          $736,369,805
                                                                                     ============          ============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                1998                   1997
                                                                            ------------           ------------
SERVICE REVENUES:                                                           $ 50,320,552           $ 45,428,835
                                                                            ------------           ------------
OPERATING EXPENSES:
  Operating costs                                                             21,054,715             19,654,960
  General and administrative                                                   3,916,862              3,419,288
  Depreciation and amortization                                               21,876,630             18,563,150
  Management fees                                                              2,515,542              2,267,769
                                                                            ------------           ------------
                                                                              49,363,749             43,905,167
                                                                            ------------           ------------
  Income from operations                                                         956,803              1,523,668
                                                                            ------------           ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                 58,182                 38,379
  Interest expense                                                           (13,292,212)           (12,406,437)
                                                                            ------------           ------------
                                                                             (13,234,030)           (12,368,058)
                                                                            ------------           ------------
  Loss before income taxes and extraordinary item                            (12,277,227)           (10,844,390)

INCOME TAXES                                                                          --                     --
                                                                            ------------           ------------
  Loss before extraordinary item                                             (12,277,227)           (10,844,390)

EXTRAORDINARY ITEM - Loss on early retirement of debt (see Note 4)            (6,264,059)                    --
                                                                            ------------           ------------
  Net loss                                                                  $(18,541,286)          $(10,844,390)
                                                                            ============           ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner
                                                                                (185,413)              (108,444)
  Common Limited Partners                                                    (18,355,873)           (10,735,946)
                                                                            ------------           ------------
                                                                            $(18,541,286)          $(10,844,390)
                                                                            ============           ============



              The accompanying notes are an integral part of these
                            consolidated statements.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                1998                   1997
                                                                            ------------           ------------
SERVICE REVENUES:                                                           $ 98,364,751           $ 82,232,612
                                                                            ------------           ------------
OPERATING EXPENSES:
  Operating costs                                                             41,242,308             35,337,178
  General and administrative                                                   7,786,809              6,367,859
  Depreciation and amortization                                               43,079,066             33,455,349
  Management fees                                                              4,917,936              4,109,300
                                                                            ------------           ------------
                                                                              97,026,119             79,269,686
                                                                            ------------           ------------
  Income from operations                                                       1,338,632              2,962,926
                                                                            ------------           ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                108,636                 79,435
  Interest expense                                                           (26,524,540)           (22,613,980)
                                                                            ------------           ------------
                                                                             (26,415,904)           (22,534,545)
                                                                            ------------           ------------
  Loss before income taxes and extraordinary item                            (25,077,272)           (19,571,619)

INCOME TAXES                                                                          --                     --
                                                                            ------------           ------------
  Loss before extraordinary item                                             (25,077,272)           (19,571,619)

EXTRAORDINARY ITEM - Loss on early retirement of debt (see Note 4)            (6,264,059)                    --
                                                                            ------------           ------------
  Net loss                                                                  $(31,341,331)          $(19,571,619)
                                                                            ============           ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                               (313,413)              (195,716)
  Common Limited Partners                                                    (31,027,918)           (19,375,903)
                                                                            ------------           ------------
                                                                            $(31,341,331)          $(19,571,619)
                                                                            ============           ============



              The accompanying notes are an integral part of these
                            consolidated statements.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)



                                       General             Common Limited
                                       Partner                Partners                 Total
                                    -------------           -------------           -------------
BALANCE, December 31, 1997          $   1,134,307           $ 112,296,551           $ 113,430,858

    Allocation of net loss               (313,413)            (31,027,918)            (31,341,331)
                                    -------------           -------------           -------------
BALANCE, June 30, 1998              $     820,894           $  81,268,633           $  82,089,527
                                    =============           =============           =============



               The accompanying notes are an integral part of this
                            consolidated statement.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                         1998                   1997
                                                                                    -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $ (31,341,331)          $ (19,571,619)
    Adjustments to reconcile net loss to net cash provided by  (used in)
      operating activities-
      Depreciation and amortization                                                    43,079,066              33,455,349
      Amortization of debt issuance costs and interest rate cap agreements                730,865               1,012,698
      Extraordinary item - loss on early retirement of debt                             6,264,059                      --
      Changes in assets and liabilities, net of effects from acquisitions
                                                                                                            -------------
         Accounts receivable, net                                                         319,466                 124,249
         Prepaid expenses and other                                                       229,595                  62,426
         Receivable from related parties                                                   56,990                 559,927
         Accounts payable and accrued expenses                                            362,115              (1,047,241)
         Subscriber deposits and prepayments                                              (17,472)               (197,873)
         Payable to manager of cable television systems, including
           deferred management fees                                                     2,058,027               2,354,103
         Deferred revenue                                                                  87,914                 (34,420)
                                                                                    -------------           -------------
      Net cash provided by operating activities                                        21,829,294              16,717,599
                                                                                    -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                        (41,634,889)            (31,578,550)
    Payments for acquisitions, net of cash acquired                                            --            (159,666,104)
    Payments of franchise costs                                                           (24,015)               (238,691)
    Restricted funds held in escrow                                                            --               1,782,537
                                                                                    -------------           -------------
      Net cash used in investing activities                                           (41,658,904)           (189,700,808)
                                                                                    -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt issuance costs                                                     (3,571,429)             (3,213,628)
    Borrowings under revolving credit agreement                                       507,200,000             182,850,000
    Payments under revolving credit agreement                                        (481,500,000)            (37,730,000)
    Partners' capital contributions                                                            --              29,800,000
                                                                                    -------------           -------------
      Net cash provided by financing activities                                        22,128,571             171,706,372
                                                                                    -------------           -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,298,961              (1,276,837)
CASH AND CASH EQUIVALENTS, beginning of period                                          2,742,119               3,145,309
                                                                                    -------------           -------------
CASH AND CASH EQUIVALENTS, end of period                                            $   5,041,080           $   1,868,472
                                                                                    =============           =============
CASH PAID FOR INTEREST                                                              $  28,106,766           $  16,304,941
                                                                                    =============           =============
CASH PAID FOR TAXES                                                                 $          --           $          --
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

Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the June 30, 1998 presentation.


2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of June 30, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.


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


4.   LONG-TERM DEBT

On June 1, 1998, the Partnership repaid and terminated the separate credit facilities of CC-I and CC-II from borrowings of its new revolving credit and term loan facilities. The new $640 million credit facilities were arranged through a consortium of banks and consist of a $290 million revolver maturing June 2007 and a pair of term facilities in the amounts of $200 million and $150 million maturing June 2007 and December 2007, respectively. The new credit facilities are structured as a joint credit agreement whereby CC-I and CC-II (and its subsidiaries) are each jointly and severally liable for the debt. The credit facilities bear interest, at borrower's option, at rates based upon the prime rate of the agent bank or based upon Eurodollar rates plus the applicable margin determined by the Partnership's leverage ratio at the time of the borrowing. The variable interest rates ranged from 7.03% to 7.69% at June 30, 1998. The extraordinary loss recognized by the Partnership due to the early retirement of debt was related to the write off of deferred debt issuance costs for the terminated credit facilities of CC-I and CC-II.


5.   SUBSEQUENT EVENT

On July 29, 1998, Charter Communications, Inc. ("CCI"), the company that provides management service to the Partnership and its subsidiaries, along with certain of its affiliates and their respective shareholders, entered into a Purchase Agreement (the "Purchase Agreement") with Paul G. Allen pursuant to which Mr. Allen agreed to purchase all of the outstanding privately-held equity interests of CCI and the various other entities that together constitute the owners and/or managers of the cable television systems operated under the name "Charter Communications". The obligation of Mr. Allen to purchase these equity interests is subject to the satisfaction of certain conditions set forth in the Purchase Agreement including, without limitation, obtaining all necessary governmental approvals. It is currently expected that the acquisition by Mr. Allen will occur in December 1998. If the acquisition is consummated, the Partnership will be obligated under the terms of the Indenture governing its 11.25% Senior Notes due 2006 (the "Senior Notes") to make an offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principle amount thereof plus all accrued and unpaid interest to the date of purchase.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                             Approximate
     Acquisition Date       Purchase Price               Location of Systems
     ----------------       --------------               -------------------
     April 1994             $174.7 million          Georgia, Alabama, Louisiana
     January 1995           $108.0 million          Kentucky, N. Carolina, S. Carolina
     May 1995               $22.0 million           Georgia
     May 1995               $48.0 million           Alabama
     July 1995              $34.7 million           Georgia
     November 1995          $35.0 million           S. Carolina
     January 1996           $8.4 million            S. Carolina
     March 1996             $112.0 million          Georgia, N. Carolina, Tenn., Ky.
     November 1996          $22.0 million           Alabama, Tennessee
     February 1997          $69.1 million           N. Carolina
     February 1997          $3.7 million            Georgia
     April 1997             $90.5 million           N. Carolina, S. Carolina

The only pending sale transaction is for approximately 1,700 subscribers in Tennessee, subject to the buyer obtaining financing and completion of the asset sale contract. The Partnership has signed a letter of intent to purchase approximately 3,300 subscribers near the Nashville Cluster from an unaffiliated third party for approximately $5.9 million. There are no other pending acquisitions.

Results of Operations
The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:

                                                         June 30,       December 31,       June 30,
                                                           1998             1997             1997
                                                         -------          -------          -------
     Basic Subscribers:
       Nashville Cluster                                  44,200           43,700           42,700
       Northern Alabama Cluster                           64,500           62,900           62,400
       New Orleans Cluster                                37,600           36,600           35,800
       Atlanta Cluster                                    71,400           69,000           67,600
       Greenville-Spartanburg/Asheville Cluster          108,200          105,000          103,500
       Hickory Cluster                                    52,400           51,000           50,400
       Non-Cluster Systems                                65,900           64,000           63,200
                                                         -------          -------          -------
                                                         444,200          432,200          425,600
                                                         =======          =======          =======
     Premium Subscription Units:
       Nashville Cluster                                  24,600           21,800           22,000
       Northern Alabama Cluster                           28,800           25,100           21,000
       New Orleans Cluster                                22,700           18,500           17,800
       Atlanta Cluster                                    65,700           61,000           33,100
       Greenville-Spartanburg/Ashville Cluster            48,100           41,500           43,000
       Hickory Cluster                                    21,300           18,700           20,200
       Non-Cluster Systems                                41,100           36,200           41,500
                                                         -------          -------          -------
                                                         252,300          222,800          198,600
                                                         =======          =======          =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                 For the Three Months
                                                                    Ended June 30,
                                                                    --------------
                                                                      (Unaudited)
                                                         1998                              1997
                                              ------------------------            ------------------------
                                                                % of                                % of
                                              Amount           Revenue            Amount           Revenue
                                              ------           -------            ------           -------
Service Revenues                             $ 50,321           100.0%           $ 45,429           100.0%
                                             --------           -----            --------           -----
Operating Expenses:
    Operating costs                            21,055            41.8              19,655            43.3
    General and administrative                  3,917             7.8               3,419             7.5
    Depreciation and Amortization              21,877            43.5              18,563            40.8
    Management Fees - Related Party             2,515             5.0               2,268             5.0
                                             --------           -----            --------           -----
                                               49,364            98.1              43,905            96.6
                                             --------           -----            --------           -----
Income From Operations                            957             1.9               1,524             3.4
                                             --------           -----            --------           -----
Other Income (Expense):
    Interest Income                                58              .1                  38              .1
    Interest Expense                          (13,292)          (26.4)            (12,406)          (27.3)
                                             --------           -----            --------           -----
                                              (13,234)          (26.3)            (12,368)          (27.2)
                                             --------           -----            --------           -----
Loss Before Income Taxes and
       Extraordinary Item                     (12,277)          (24.4)            (10,844)          (23.5)

Income Taxes                                       --              --                  --              --
Extraordinary Item - Loss on Early
    Retirement of Debt                         (6,264)          (12.4)                 --              --
                                             --------           -----            --------           -----
    Net Loss                                 $(18,541)          (36.8)%          $(10,844)          (23.8)%
                                             ========           =====            ========           =====

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                  For the Six Months
                                                                    Ended June 30,
                                                                    --------------
                                                                      (Unaudited)
                                                         1998                              1997
                                              ------------------------            ------------------------
                                                                % of                                % of
                                              Amount           Revenue            Amount           Revenue
                                              ------           -------            ------           -------
Service Revenues                             $ 98,365           100.0%           $ 82,232           100.0%
                                             --------           -----            --------           -----
Operating Expenses:
    Operating costs                            41,242            41.9              35,337            43.0
    General and administrative                  7,787             7.9               6,368             7.7
    Depreciation and Amortization              43,079            43.8              33,455            40.7
    Management Fees - Related Party             4,918             5.0               4,109             5.0
                                             --------           -----            --------           -----
                                               97,026            98.6              79,269            96.4
                                             --------           -----            --------           -----
Income From Operations                          1,339             1.4               2,963             3.6
                                             --------           -----            --------           -----
Other Income (Expense):
    Interest Income                               109              .1                  79              .1
    Interest Expense                          (26,525)          (27.0)            (22,614)          (27.5)
                                             --------           -----            --------           -----
                                              (26,416)          (26.9)            (22,535)          (27.4)
                                             --------           -----            --------           -----
Loss Before Income Taxes and
       Extraordinary Item                     (25,077)          (25.5)            (19,572)          (23.8)

Income Taxes                                       --              --                  --              --
Extraordinary Item - Loss on Early
    Retirement of Debt                         (6,264)           (6.3)                 --              --
                                             --------           -----            --------           -----
    Net Loss                                 $(31,341)          (31.8)%          $(19,572)          (23.8)%
                                             ========           =====            ========           =====


Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 10.8% and 19.6% to $ 50.3 million and $ 98.4 million for the three and six month periods ended June 30, 1998, respectively, when compared to the similar period of 1997. These increases in 1998 are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by 7.1% and 16.7% to $ 21.1 million and $ 41.2 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. The majority of these increases were related to costs associated with the acquisitions of additional cable television systems during 1997. Operating costs, as a percentage of service revenues, have decreased from 43.3% for the quarter ended June 30, 1997 to 41.8% for the quarter ended June 30, 1998, primarily as a result of the Partnership's efforts to increase operating efficiencies as a result of clustering its cable television systems.

General and administrative expenses increased by 14.6% and 22.3% for the three and six months ended June 30, 1998 when compared to the similar periods of 1997. These increases are primarily a result of the costs associated with acquisitions of additional cable television systems during 1997. General and administrative expenses, as a percentage of service revenues, have increased to 7.8% from 7.5% for the quarters ended June 30, 1998 and June 30, 1997, respectively, as a result of increased salary and wage costs.

Depreciation and amortization increased by 17.9% and 28.8% and $ 21.9 million and $43.1 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. These increases in depreciation and amortization are a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems during 1997. Depreciation expense as a percent of revenues increased during the three and six months ended June 30, 1998 compared to the similar periods of 1997. These increases are due primarily to a decrease in the estimated useful lives used in calculating depreciation.


Other Income/Expense

Interest expense increased by 7.1% and 17.3% to $13.3 million and $26.5 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. These increases were primarily due to the increase in the average outstanding bank debt balance between the comparable periods. The extraordinary loss due to the early retirement of the separate CC-I and CC-II credit facilities relates to the write-off of deferred debt issuance costs of each facility.

Net Loss

Net loss increased by 71.0 % and 60.1% to $18.5 million and $31.3 million for the three and six months ended June 30, 1998 when compared to the similar periods of 1997. In 1998, increased depreciation and the extraordinary item were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition during 1998 and 1997 has been funded primarily by borrowings under bank credit facilities, the 11 1/4% Senior Notes (the "Senior Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

On June 1, 1998, the Partnership repaid and terminated the separate credit facilities of CC-I and CC-II from borrowings of its new revolving credit and term loan facilities. The new $640 million credit facilities were arranged through a consortium of banks and consist of a $290 million revolver maturing June 2007 and a pair of term facilities in the amounts of $200 million and $150 million maturing June 2007 and December 2007, respectively. The new credit facilities are structured as a joint credit agreement whereby CC-I and CC-II (and its subsidiaries) are each jointly and severally liable for the debt. The credit facilities bear interest, at borrower's option, at rates based upon the prime rate of the agent bank or based upon Eurodollar rates plus the applicable margin determined by the Partnership's leverage ratio at the time of the borrowing. The variable interest rates ranged from 7.03% to 7.69% at June 30, 1998. The extraordinary loss recognized by the Partnership for the early extinguishment of debt was related to the write off of deferred debt issuance costs for the terminated credit facilities of CC-I and CC-II.

At June 30, 1998, the Partnership's long-term debt of $ 602.4 million consisted of $477.4 million outstanding under the revolving credit and term loan facility, and $125.0 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $162.6 million at June 30, 1998.

On July 29, 1998, Charter Communications, Inc. ("CCI"), the company that provides management service to the Partnership and its subsidiaries, along with certain of its affiliates and their respective shareholders, entered into a Purchase Agreement (the "Purchase Agreement") with Paul G. Allen pursuant to which Mr. Allen agreed to purchase all of the outstanding privately-held equity interests of CCI and the various other entities that together constitute the owners and/or managers of the cable television systems operated under the name "Charter Communications". The obligation of Mr. Allen to purchase these equity interests is subject to the satisfaction of certain conditions set forth in the Purchase Agreement including, without limitation, obtaining all necessary governmental approvals. It is currently expected that the acquisition by Mr. Allen will occur in December 1998. If the acquisition is consummated, the Partnership will be obligated under the terms of the Indenture governing its 11.25% Senior Notes due 2006 to make an offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principle amount thereof plus all accrued and unpaid interest to the date of purchase.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006. The discount related to the original sale of the Debentures is amortized through March 2001; thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and six months ended June 30, 1998.

The Partnership incurred capital expenditures of approximately $41.6 million during the first quarter of 1998 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $80.0 to $90.0 million during fiscal 1998.

During 1997 and 1998, the Partnership held discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale-leaseback venture whereby the Partnership would sell its cable television distribution plant and subsequently enter into a long-term capital lease to continue to operate the cable television system. On August 4, 1998, the Partnership and the City of LaGrange, Georgia, entered into such an arrangement involving approximately 8,200 customers. The proceeds of a municipal bond offering will be utilized for the initial purchase of the cable television system for approximately $2.2 million with the remaining funds to finance the upgrade of the cable television system to 750 MHz. Upon completion of the upgrade in 1999, the Partnership will reflect a 16 year capital lease agreement with an obligation of approximately $7.0 million recorded by the Partnership.

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

Year 2000 Impact

As of the quarter ended June 30, 1998, the Company is engaged in a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations or the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Company.

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The following dollar amounts are in thousands, except for per subscriber amounts:


                                          For the Three Months                             For the Three Months
                                          Ended June 30, 1998                               Ended June 30, 1997
                            --------------------------------------------        ----------------------------------------------
                                             (Unaudited)                                       (Unaudited)
                                SYSTEMS          Systems                           SYSTEMS          Systems
                            ACQUIRED ON OR      Acquired                        ACQUIRED ON OR      Acquired
                            BEFORE 4/1/97      After 4/1/97        Total         BEFORE 4/1/97     After 4/1/97         Total
                            -------------      ------------        -----        --------------     ------------         -----
Service Revenues               $44,592           $ 5,729          $50,321           $40,471           $ 4,958          $45,429
                               -------           -------          -------           -------           -------          -------
Operating Expenses:
      Operating costs           18,698             2,357           21,055            17,545             2,110           19,655
      General and                3,589               328            3,917             3,107               312            3,419
      administrative
                               -------           -------          -------           -------           -------          -------
                                22,287             2,685           24,972            20,652             2,422           23,074
                               -------           -------          -------           -------           -------          -------
EBITDA (a)                     $22,305           $ 3,044          $25,349            19,819             2,536           22,355
                               =======           =======          =======           =======           =======          =======
EBITDA Margin                     50.0%                              50.4%             49.0%                              49.2%
                               =======                            =======           =======                            =======

Operating Statistical Data, at end
   of period:

     Monthly
     revenue per                    $ 38.04                --                --           $ 36.07               --               --
     subscriber
     Homes passed (b)               598,700            88,100           686,800           573,100           83,600          656,700
     Basic subscribers              390,700            53,500           444,200           374,000           51,600          425,600
     Basic penetration                 65.3%             60.7%             64.7%             65.3%            61.7%            64.8%
     Premium subscriptions          227,400            24,900           252,300           175,000           23,600          198,600

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

     (b) Homes passed as previously reported for June 30, 1997 were revised upward by 13,000 homes passed as a result of management's review and verification of the engineering and billing records.

Results of Operations - Supplemental Analysis for the Quarter Ended June 30,
     1998 Versus the Quarter Ended June 30, 1997 (for Systems Acquired On or Before April 1, 1997)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended June 30, 1998 versus the three months ended June 30, 1997. Specifically, the comparable analysis includes the results of operations for acquisitions completed between April 1994 and February 1997. - see Significant Transactions for a complete listing of all acquisitions by the Partnership.

Service revenues increased by $4.1 million or 10.2% when comparing the revenues for the quarter ended June 30, 1998 to the results for the comparable systems for the quarter ended June 30, 1997. This increase is due to a net gain of approximately 16,700 or 4.5% for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $1.6 million or 7.9% when comparing the operating expenses for the quarter ended June 30, 1998 to the results for the comparable systems for the quarter ended June 30, 1997. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid on a per subscriber basis to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $2.5 million or 12.5% when comparing the operating cash flow for the quarter ended June 30, 1998 to the results for the comparable systems for the quarter ended June 30, 1997. EBITDA margin increased from 49.0% to 50.0% when comparing the similar periods, primarily as a result of increased revenues due to subscriber growth and retail rate increases.

Part II. Other Information

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

               10.26 Loan Agreement among Charter Communications, L.P., Charter
                    Communications II, L.P., Charter Communications III, L.P. and Peachtree Cable TV, Inc., as Borrowers and TD Securities
                    (USA), Inc., PNC Bank, N.A., and Credit Lyonnais New York Branch, dated June 1, 1998

     (b)  Reports on Form 8-K-None

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                         FOR QUARTER ENDED JUNE 30, 1998

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

                                       CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                                            By: Charter Communications
                                                Southeast Properties, Inc.
                                                its General Partner


                                            By: /s/ Jerald L. Kent
                                               ---------------------------------
                                                    Jerald L. Kent
                                                    President and
                                                    Chief Executive Officer


By: /s/ Jerald L. Kent                              August 13, 1998
    ------------------------------
    Jerald L. Kent
    President and
    Chief Executive Officer


By: /s/Kent D. Kalkwarf                             August 13, 1998
    ------------------------------
    Kent D. Kalkwarf
    Senior Vice President and
    Chief Financial Officer

                                       CHARTER COMMUNICATIONS SOUTHEAST
                                       CORPORATION


                                            By: /s/ Jerald L. Kent
                                               ---------------------------------
                                                    Jerald L. Kent
                                                    President and
                                                    Chief Executive Officer


By: /s/Jerald L. Kent                               August 13, 1998
    ------------------------------
    Jerald L. Kent
    President and
    Chief Executive Officer


By: /s/Kent D. Kalkwarf                             August 13, 1998
    ------------------------------
    Kent D. Kalkwarf
    Senior Vice President and
    Chief Financial Officer