Form 10-Q
period 1998-09-30
CHARTER COMMUNICATIONS SOUTHEAST LP
filed 1998-11-13
CIK 1012444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                   to
                                -----------------     ------------------

Commission File Number 333-3772
                       --------


                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.
                     --------------------------------------
              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION
              ----------------------------------------------------
           (Exact name of registrants as specified in their charters)


           Delaware                                       43-1740131
           --------                                       ----------
                                                          43-1722376
                                                          ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                       63131
-------------------                                       -----
(Address of Principal Executive Offices)                  (Zip Code)

(Registrant's telephone number, including area code)      (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

As of September 30, 1998, there was one share of common stock of Charter Communications Southeast Capital Corporation outstanding, which was owned by Charter Communications Southeast, L.P.

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX



                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information
         ---------------------
         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - September 30, 1998 and December 31, 1997                    3
                  b. Consolidated Statements of Operations - Three Months Ended
                     September 30, 1998 and 1997                                                               4
                  c. Consolidated Statements of Operations - Nine Months Ended September 30, 1998              5
                  d. Consolidated Statement of Partners' Capital - Nine Months Ended
                     September 30, 1998                                                                        6
                  e. Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998              7
                     and 1997
                  f. Notes to Consolidated Financial Statements                                                8

                  Separate financial statements of Charter Communications
                  Southeast Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10

Part II. Other Information


         Item 1.  Legal Proceedings                                                                           17

         Item 2.  Change in Securities - None                                                                 -

         Item 3.  Defaults upon Senior Securities - None                                                      -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                  -

         Item 5.  Other Information - None                                                                    -

         Item 6.  Exhibits and Reports on Form 8-K                                                            17

         Signature Page                                                                                       18

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,      December 31,
                                                                                    1998               1997
                                                                               ---------------     -------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  1,692,381   $  2,742,119
   Accounts receivable, net of allowance for doubtful accounts of $448,513 and
       $312,048, respectively                                                       3,173,748      3,158,282
   Prepaid expenses and other                                                         363,064        341,396
   Receivable from related parties                                                  1,085,470      1,028,480
                                                                                 ------------   ------------
           Total current assets                                                     6,314,663      7,270,277
                                                                                 ------------   ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                             266,231,299    235,808,350
   Franchise costs, net of accumulated amortization of $151,997,180 and
       $119,968,082 respectively                                                  453,072,294    480,201,100
   Covenant not to compete, net of accumulated amortization of $660,000 and
       $480,000 respectively                                                          540,000        720,000
                                                                                 ------------   ------------
                                                                                  719,843,593    716,729,450
OTHER ASSETS                                                                        8,250,233     12,370,078
                                                                                 ------------   ------------
                                                                                 $734,408,489   $736,369,805
                                                                                 ============   ============

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Current maturities of  long term
       debt                                                                      $         --   $  5,375,000
                                                                                 ------------   ------------
  Accounts payable and accrued expenses                                            30,548,897     29,963,469
  Subscriber deposits and prepayments                                                 471,533        532,595
  Payable to manager of cable television systems                                    1,175,343      1,107,417
                                                                                 ------------   ------------
             Total current liabilities                                             32,195,773     36,978,481
                                                                                 ------------   ------------
DEFERRED REVENUE                                                                    1,620,998      1,718,710
                                                                                 ------------   ------------
LONG-TERM DEBT                                                                    616,500,000    571,325,000
                                                                                 ------------   ------------
DEFERRED MANAGEMENT FEES                                                           10,800,726      7,805,448
                                                                                 ------------   ------------
DEFERRED INCOME TAXES                                                               5,111,308      5,111,308
                                                                                 ------------   ------------
PARTNERS' CAPITAL:
  General Partner                                                                     681,795      1,134,307
  Common Limited Partners - 1,850.05 units issued and outstanding                  67,497,889    112,296,551
                                                                                 ------------   ------------
             Total partners' capital                                               68,179,684    113,430,858
                                                                                 ------------   ------------
                                                                                 $734,408,489   $736,369,805
                                                                                 ============   ============



The accompanying notes are an integral part of these consolidated balance sheets.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                              1998               1997
                                                                         -------------     --------------

     SERVICE REVENUES:                                                    $  50,795,254    $  46,221,916
                                                                          -------------    -------------
     OPERATING EXPENSES:
       Operating costs                                                       21,870,507       19,829,960
       General and administrative                                             3,460,673        3,330,344
       Depreciation and amortization                                         22,529,090       18,641,197
       Management fees                                                        2,538,909        2,311,337
                                                                          -------------    -------------
                                                                             50,399,179       44,112,838
                                                                          -------------    -------------
       Income from operations                                                   396,075        2,109,078
                                                                          -------------    -------------
     OTHER INCOME (EXPENSE):
       Interest income                                                           55,328           49,230
       Interest expense                                                     (13,148,379)     (12,853,131)
       Loss on sale of cable assets                                          (1,137,867)              --
                                                                          -------------    -------------
                                                                            (14,230,918)     (12,803,901)
                                                                          -------------    -------------
       Loss before income taxes and extraordinary item                      (13,834,843)     (10,694,823)

     INCOME TAXES                                                               (75,000)              --
                                                                          -------------    -------------
       Loss before extraordinary item                                       (13,909,843)     (10,694,823)

     EXTRAORDINARY ITEM - Loss on early retirement of debt (see Note 4)              --               --
                                                                          -------------    -------------
       Net loss                                                           $ (13,909,843)   $ (10,694,823)
                                                                          =============    =============
     NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
       General Partner                                                    $    (139,099)   $    (106,948)
       Common Limited Partners                                              (13,770,744)     (10,587,875)
                                                                          -------------    -------------
                                                                          $ (13,909,843)   $ (10,694,823)
                                                                          =============    =============




The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                          1998             1997
                                                                     -------------    -------------

SERVICE REVENUES:                                                    $ 149,160,005    $ 128,454,528
                                                                     -------------    -------------
OPERATING EXPENSES:
  Operating costs                                                       63,112,815       55,167,138
  General and administrative                                            11,247,482        9,698,203
  Depreciation and amortization                                         65,608,156       52,096,546
  Management fees                                                        7,456,845        6,420,637
                                                                     -------------    -------------
                                                                       147,425,298      123,382,524
                                                                     -------------    -------------
  Income from operations                                                 1,734,707        5,072,004
                                                                     -------------    -------------
OTHER INCOME (EXPENSE):
  Interest income                                                          163,964          128,665
  Interest expense                                                     (39,672,919)     (35,467,111)
  Loss on sale of cable assets                                          (1,137,867)              --
                                                                     -------------    -------------
                                                                       (40,646,822)     (35,338,446)
                                                                     -------------    -------------
  Loss before income taxes and extraordinary item                      (38,912,115)     (30,266,442)

INCOME TAXES                                                               (75,000)              --
                                                                     -------------    -------------
  Loss before extraordinary item                                       (38,987,115)     (30,266,442)

EXTRAORDINARY ITEM - Loss on early retirement of debt (see Note 4)      (6,264,059)              --
                                                                     -------------    -------------
  Net loss                                                           $ (45,251,174)   $ (30,266,442)
                                                                     =============    =============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                    $    (452,512)   $    (302,664)
  Common Limited Partners                                              (44,798,662)     (29,963,778)
                                                                     -------------    -------------
                                                                     $ (45,251,174)   $ (30,266,442)
                                                                     =============    =============


The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)




                                                   General           Common Limited
                                                   Partner              Partners             Total
                                              -----------------    -----------------    -------------

BALANCE, December 31, 1997                    $   1,134,307        $ 112,296,551       $ 113,430,858

    Allocation of net loss                         (452,512)         (44,798,662)        (45,251,174)
                                              -------------        -------------       -------------
BALANCE, September 30, 1998                   $     681,795        $  67,497,889       $  68,179,684
                                              =============        =============       =============



















The accompanying notes are an integral part of this consolidated statement.

             CHARTER COMMUNICATIONS SOUTHEAST, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                                    1998                  1997
                                                                             -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (45,251,174)         $ (30,266,442)
    Adjustments to reconcile net loss to net cash provided by  (used in)
      operating activities-
      Depreciation and amortization                                             65,608,156             52,096,546
      Amortization of debt issuance costs and interest rate cap agreements       1,057,056              1,375,023
      Loss on sale of cable assets                                               1,137,867                     --
      Extraordinary item - loss on early retirement of debt                      6,264,059                     --
      Changes in assets and liabilities, net of effects from acquisitions -
         Accounts receivable, net                                                  (15,466)                73,650
         Prepaid expenses and other                                                (21,667)              (410,792)
         Receivable from related parties                                            10,936                546,756
         Accounts payable and accrued expenses                                     520,635             (2,019,135)
         Subscriber deposits and prepayments                                       (61,062)              (219,744)
         Payable to manager of cable television systems, including
           deferred  management fees                                             2,995,278              2,565,960

         Deferred revenue                                                          (97,712)               (31,906)
                                                                             -------------          -------------
      Net cash provided by operating activities                                 32,146,906             23,709,916
                                                                             -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                 (65,749,402)           (52,428,526)
    Payments for acquisitions, net of cash acquired                             (5,835,208)          (159,666,104)
    Payments of franchise costs                                                    (29,984)              (271,785)
    Restricted funds held in escrow                                                     --              1,782,537
    Proceeds from sale of assets                                                 2,207,303                     --
                                                                             -------------          -------------
      Net cash used in investing activities                                    (69,407,291)          (210,583,878)
                                                                             -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt issuance costs                                              (3,589,353)            (3,256,490)
    Borrowings under revolving credit agreement                                532,100,000            200,750,000
    Payments under revolving credit agreement                                 (492,300,000)           (42,130,000)
    Partners' capital contributions                                                     --             29,800,000
                                                                             -------------          -------------
      Net cash provided by financing activities                                 36,210,647            185,163,510
                                                                             -------------          -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,049,738)            (1,710,452)
CASH AND CASH EQUIVALENTS, beginning of period                                   2,742,119              3,145,309
                                                                             -------------          -------------
CASH AND CASH EQUIVALENTS, end of period                                     $   1,692,381          $   1,434,857
                                                                             =============          =============
CASH PAID FOR INTEREST                                                       $  37,015,407          $  35,198,647
                                                                             =============          =============
CASH PAID FOR TAXES                                                          $          --          $          --
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

Certain reclassifications have been made to the September 30, 1997 financial statements to conform with the September 30, 1998 presentation.


2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of September 30, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.


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

A class action lawsuit was filed in Alabama against the Partnership on behalf of all persons residing in the state who are or were residential customers of the Partnership's cable television service and who have been charged a processing fee for delinquent payment of their cable television bill. The action challenges the legality of the Partnership's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. The Partnership believes the lawsuit to be without merit and intends to defend the action vigorously. At this time, the Partnership is not able to project the cost which is associated with this action or to predict any potential outcome of the lawsuit.

The Partnership is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.


4.       LONG-TERM DEBT

On June 1, 1998, the Partnership repaid and terminated the separate credit facilities of CC-I and CC-II from borrowings of its new revolving credit and term loan facilities. The new $640 million credit facilities were arranged through a consortium of banks and consist of a $290 million revolver maturing June 2007 and a pair of term facilities in the amounts of $200 million and $150 million maturing June 2007 and December 2007, respectively. The new credit facilities are structured as a joint credit agreement whereby CC-I and CC-II (and its subsidiaries) are each jointly and severally liable for the debt. The credit facilities bear interest, at borrower's option, at rates based upon the prime rate of the agent bank or based upon Eurodollar rates plus the applicable margin determined by the Partnership's leverage ratio at the time of the borrowing. The variable interest rates ranged from 6.96% to 7.69% at September 30, 1998. The extraordinary loss recognized by the Partnership due to the early retirement of debt was related to the write off of deferred debt issuance costs for the terminated credit facilities of CC-I and CC-II.


5.       BOND REPURCHASE OFFER

On July 29, 1998, Charter Communications, Inc. ("CCI"), the company that provides management service to the Partnership and its subsidiaries, along with certain of its affiliates and their respective shareholders, entered into a Purchase Agreement (the "Purchase Agreement") with Paul G. Allen pursuant to which Mr. Allen agreed to purchase all of the outstanding privately held equity interests of CCI and the various other entities that together constitute the owners and/or managers of the cable television systems operated under the name "Charter Communications". The obligation of Mr. Allen to purchase these equity interests is subject to the satisfaction of certain conditions set forth in the Purchase Agreement including, without limitation, obtaining all necessary governmental approvals. It is currently expected that the acquisition by Mr. Allen will occur in December 1998. If the acquisition is consummated, the Partnership will be obligated under the terms of the Indenture governing its 11.25% Senior Notes due 2006 (the "Senior Notes") to make an offer to repurchase all outstanding Senior Notes at a purchase price equal to 101% of the principle amount thereof plus all accrued and unpaid interest to the date of purchase.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:


                                               Approximate
                Acquisition Date             Purchase Price                   Location of Systems
                ----------------             --------------                   -------------------
           April 1994                       $174.7 million           Georgia, Alabama, Louisiana
           January 1995                     $108.0 million           Kentucky, N. Carolina, S. Carolina
           May 1995                         $ 22.0 million           Georgia
           May 1995                         $ 48.0 million           Alabama
           July 1995                        $ 34.7 million           Georgia
           November 1995                    $ 35.0 million           S. Carolina
           January 1996                     $  8.4 million           S. Carolina
           March 1996                       $112.0 million           Georgia, N. Carolina, Tenn., Ky.
           November 1996                    $ 22.0 million           Alabama, Tennessee
           February 1997                    $ 69.1 million           N. Carolina
           February 1997                    $  3.7 million           Georgia
           April 1997                       $ 90.5 million           Carolina, S. Carolina
           September 1998                   $  5.9 million           Tennessee




The only pending sale transaction is for approximately 1,700 subscribers in Tennessee, subject to the buyer obtaining financing and completion of the asset sale contract. There are no other pending acquisitions or asset sale transactions.

Results of Operations
The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated. The Nashville Cluster includes approximately 3,300 basic subscribers and 1,700 premium subscription units that were associated with an acquisition on September 30, 1998.


                                                       September 30,            December 31,       September 30,
                                                           1998                    1997                1997
                                                   ------------------      ----------------      ----------------
        Basic Subscribers:
          Nashville Cluster                               48,100                  43,700            43,000
          Northern Alabama Cluster                        65,200                  62,900            62,600
          New Orleans Cluster                             38,400                  36,600            36,500
          Atlanta Cluster                                 72,600                  69,000            68,200
          Greenville-Spartanburg/Asheville Cluster       109,900                 105,000           104,100
          Hickory Cluster                                 52,700                  51,000            50,400
          Non-Cluster Systems                             66,200                  64,000            63,500
                                                         -------                 -------           -------
                                                         453,100                 432,200           428,300
                                                         =======                 =======           =======
        Premium Subscription Units:
          Nashville Cluster                               29,500                  21,800            22,900
          Northern Alabama Cluster                        32,700                  25,100            25,900
          New Orleans Cluster                             25,200                  18,500            18,900
          Atlanta Cluster                                 70,400                  61,000            48,700
          Greenville-Spartanburg/Ashville Cluster         58,700                  41,500            42,500
          Hickory Cluster                                 29,200                  18,700            19,000
          Non-Cluster Systems                             47,300                  36,200            37,100
                                                         -------                 -------           -------
                                                         293,000                 222,800           215,000
                                                         =======                 =======           =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:




                                                           For the Three Months
                                                           Ended September 30,
                                                           --------------------
                                                               (Unaudited)

                                                   1998                         1997
                                          -----------------------     -------------------------

                                                            % of                           % of
                                           Amount          Revenue        Amount         Revenue
                                           ------          -------        ------         -------

Service Revenues                          $ 50,795          100.0%      $ 46,222          100.0%
                                          --------          -----       --------          -----


Operating Expenses:
    Operating costs                         21,870           43.1         19,830           42.9
    General and administrative               3,461            6.8          3,330            7.2
    Depreciation and Amortization           22,529           44.3         18,641           40.3
    Management Fees - Related Party          2,539            5.0          2,312            5.0
                                          --------          -----       --------          -----
                                            50,399           99.2         44,113           95.4
                                          --------          -----       --------          -----
Income From Operations                         396             .8          2,109            4.6
                                          --------          -----       --------          -----
Other Income (Expense):
    Interest Income                             55             .1             49             .1
    Interest Expense                       (13,148)         (25.9)       (12,853)         (27.8)
    Loss on Sale of Cable Assets            (1,138)          (2.2)            --           --
                                          --------          -----       --------          -----
                                           (14,231)         (28.0)       (12,804)         (27.7)
                                          --------          -----       --------          -----
Loss Before Income Taxes and
       Extraordinary Item                 $(13,835)         (27.2)      $(10,695)         (23.1)

Income Taxes                                   (75)           (.2)            --           --
Extraordinary Item - Loss on Early
    Retirement of Debt                          --           --               --           --
                                          --------          -----       --------          -----
    Net Loss                              $(13,910)         (27.4)      $(10,695)         (23.1)
                                          ========          =====       ========          =====

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                             For the Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                                (Unaudited)
                                                    1998                          1997
                                           -----------------------      ---------------------------

                                                              % of                          % of
                                           Amount           Revenue        Amount          Revenue
                                           ------           -------        ------          -------

Service Revenues                          $ 149,160          100.0%      $ 128,455          100.0%
                                          ---------          -----       ---------          -----
Operating Expenses:
    Operating costs                          63,113           42.3          55,167           42.9
    General and administrative               11,247            7.5           9,698            7.6
    Depreciation and Amortization            65,608           44.0          52,097           40.6
    Management Fees - Related Party           7,457            5.0           6,421            5.0
                                          ---------          -----       ---------          -----
                                            147,425           98.8         123,383           96.1
                                          ---------          -----       ---------          -----
Income From Operations                        1,735            1.2           5,072            3.9
                                          ---------          -----       ---------          -----
Other Income (Expense):
    Interest Income                             164             .1             129             .1
    Interest Expense                        (39,673)         (26.6)        (35,467)         (27.6)
    Other Expense                            (1,138)           (.8)             --           --
                                          ---------          -----       ---------          -----
                                            (40,647)         (27.3)        (35,338)         (27.5)
                                          ---------          -----       ---------          -----
Loss Before Income Taxes and
       Extraordinary Item                   (38,912)         (26.1)        (30,266)         (23.6)

Income Taxes                                    (75)          --                --           --
Extraordinary Item - Loss on Early
    Retirement of Debt                       (6,264)          (4.2)             --           --
                                          ---------          -----       ---------          -----
    Net Loss                              $ (45,251)         (30.3)      $ (30,266)         (23.6)
                                          =========          =====       =========          =====


Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 9.9% and 16.1% to $50.8 million and $149.2 million for the three and nine month periods ended September 30, 1998, respectively, when compared to the similar periods of 1997. These increases are primarily the result of the Partnership having experienced significant internal subscriber growth between periods and, second, implementation of basic and expanded tier retail rate increases in certain systems in accordance with federal law. The internal subscriber growth, approximately 5.0% when comparing September 30, 1998 to September 30, 1997, reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. Excluding the basic subscribers associated with the September 30, 1998 acquisition, the Partnership added approximately 21,500 basic subscribers through its internal growth efforts. In addition, a limited amount of new-build construction increased the coverage of the systems. Average monthly revenue per subscriber increased from $35.97 for the quarter ended September 30, 1997 to $37.64 for the quarter ended September 31, 1998.

Operating Expenses

Operating costs increased by 10.3% and 14.4% and $2.0 million and $7.9 million for the three and nine months ended September 30, 1998, respectively, when compared to the similar periods of 1997. The majority of these increases were related to costs associated with the acquisitions of additional cable television systems during 1997. Operating costs, as a percentage of service revenues, have increased from 41.8% for the quarter ended September 30, 1997 to 43.1% for the quarter ended September 30, 1998, primarily as a result of increases in service costs for the three month period.

General and administrative expenses increased by 3.9% and 16.0% for the three and nine months ended September 30, 1998 when compared to the similar periods of 1997. These increases are primarily a result of the costs associated with acquisitions of additional cable television systems during 1997. General and administrative expenses, as a percentage of service revenues, have decreased to 6.8% from 7.2% for the quarters ended September 30, 1998 and September 30, 1997, respectively.

The Partnership experienced growth in operating cash flow, defined as earnings before interest, taxes, depreciation, amortization and management fees (or EBITDA), of approximately 10.4% for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997. Operating cash flow margin increased from 49.9% for the quarter ended September 30, 1997 to 50.1% for the current quarter. These increases in operating cash flow and operating cash flow margin are primarily the result of the 9.9% increase in revenue.

Depreciation and amortization increased by 20.9% and 25.9% and $3.9 million and $13.5 million for the three and nine months ended September 30, 1998, respectively, when compared to the similar periods of 1997. These increases in depreciation and amortization are a result of capital expenditures made to the systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems during 1997. Depreciation expense as a percent of revenues increased during the three and nine months ended September 30, 1998 compared to the similar periods of 1997. These increases are due primarily to a decrease in the estimated useful lives used in calculating depreciation.

Management fees are paid to Charter Communications, Inc., manager of the Partnership's cable television systems, under contracts which provide for fees equal to 5% of the Partnership's gross service revenues.


Other Income / Expense

Interest expense increased by 2.3% and 11.9% and $13.1 million and $39.7 million for the three and nine months ended September 30, 1998, respectively, when compared to the similar periods of 1997. These increases were primarily due to the increase in the average outstanding bank debt balance between the comparable periods. The extraordinary loss due to the early retirement of the separate CC-I and CC-II credit facilities relates to the write-off of deferred debt issuance costs of each facility.

Net Loss

Net loss increased by 30.1% and 49.5% and $3.2 million and $15.0 million for the three and nine months ended September 30, 1998 when compared to the similar periods of 1997. In 1998, increased depreciation and the extraordinary item were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition during 1998 and 1997 has been funded primarily by borrowings under bank credit facilities, the 11.25% Senior Notes (the "Senior Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

On June 1, 1998, the Partnership repaid and terminated the separate credit facilities of CC-I and CC-II from borrowings of its new revolving credit and term loan facilities. The new $640 million credit facilities were arranged through a consortium of banks and consist of a $290 million revolver maturing June 2007 and a pair of term facilities in the amounts of $200 million and $150 million maturing June 2007 and December 2007, respectively. The new credit facilities are structured as a joint credit agreement whereby CC-I and CC-II (and its subsidiaries) are each jointly and severally liable for the debt. The credit facilities bear interest, at borrower's option, at rates based upon the prime rate of the agent bank or based upon Eurodollar rates plus the applicable margin determined by the Partnership's leverage ratio at the time of the borrowing. The variable interest rates ranged from 6.97% to 7.69% at September 30, 1998. The extraordinary loss recognized by the Partnership for the early extinguishment of debt was related to the write off of deferred debt issuance costs for the terminated credit facilities of CC-I and CC-II.

At September 30, 1998, the Partnership's long-term debt of $ 616.5 million consisted of $491.5 million outstanding under the revolving credit and term loan facility, and $125.0 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $148.5 million at September 30, 1998.

On July 29, 1998, Charter Communications, Inc. ("CCI"), the company that provides management service to the Partnership and its subsidiaries, along with certain of its affiliates and their respective shareholders, entered into a Purchase Agreement (the "Purchase Agreement") with Paul G. Allen pursuant to which Mr. Allen agreed to purchase all of the outstanding privately held equity interests of CCI and the various other entities that together constitute the owners and/or managers of the cable television systems operated under the name "Charter Communications". The obligation of Mr. Allen to purchase these equity interests is subject to the satisfaction of certain conditions set forth in the Purchase Agreement including, without limitation, obtaining all necessary governmental and regulatory approvals. It is currently expected that the acquisition by Mr. Allen will occur in December 1998. If the acquisition is consummated, the Partnership will be obligated under the terms of the Indenture governing its 11.25% Senior Notes due 2006 to make an offer to repurchase all outstanding Senior Notes at a purchase price equal to 101% of the principle amount thereof plus all accrued and unpaid interest to the date of purchase.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and nine months ended September 30, 1998.

The Partnership incurred capital expenditures of approximately $ 65.7 million during the first nine months of 1998 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $80.0 to $90.0 million during fiscal 1998.

On September 30, 1998, the Partnership consummated an acquisition transaction with an unaffiliated third party for the purchase of approximately 3,300 basic service customers for approximately $5.9 million. These customers are located near the Partnership's cable television system in Clarksville, Tennessee, and are reflected as a part of the Nashville Cluster customer base at September 30, 1998. This acquisition was financed through a borrowing on the Partnership's existing credit facility.

During 1997 and 1998, the Partnership held discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale-leaseback venture whereby the Partnership would sell its cable television distribution plant and subsequently enter into a long-term capital lease to continue to operate the cable television system. On August 4, 1998, the Partnership and the City of LaGrange, Georgia, entered into such an arrangement involving approximately 8,200 customers. The proceeds of a municipal bond offering were utilized for the initial purchase of the cable television system for approximately $2.2 million with the remaining funds to finance the upgrade of the cable television system to 750 MHz. Upon completion of the upgrade in early 1999, the Partnership will reflect a 16 year capital lease agreement with an obligation of approximately $7.0 million recorded by the Partnership.

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

The Partnership believes that it has generally complied with the provisions of the 1992 Cable Act regarding cable programming service rates. However, some systems may be charging rates which are in excess of allowable rates and, accordingly, may be subject to challenge by regulatory authorities, such challenge may result in the Partnership being required to make refunds to subscribers. The amount of refunds, if any, which could be payable by the Partnership in the event such systems' rates are successfully challenged by regulatory authorities is not currently estimable. The Partnership has not reserved any amounts for payment of such refunds as the General Partner does not believe that the amounts of any such refunds would have a material adverse effect on the financial position or results of the Partnership.

Year 2000 Issue

The issue surrounding the Year 2000 is whether computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000. Computerized information that does not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Partnership's owned and licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Partnership may also be affected by virtue of its external dealings with third parties in the ordinary course of business.

During 1998, the Partnership began a review of its computer systems and databases. A committee comprised of members of Charter's senior management from various disciplines has been formed and is meeting regularly to discuss the steps necessary to deal with any potential Year 2000 problems. This project team reports directly to the executive management of Charter, who has assigned a high priority to such efforts.

The scope of the Partnership's Year 2000 readiness program includes the review and evaluation of (i) the Partnership's information technology ("IT"), such as hardware and software utilized in the operation of the Partnership's business;
(ii) the Partnership's non-IT systems or embedded technology such as micro-controllers contained in various equipment and facilities including the equipment used in the transmission and reception of all signals; and (iii) the readiness of third parties, including suppliers and other key vendors to the Partnership.

The Partnership utilizes a subscriber billing system under contractual arrangements with a third party vendor. The Partnership has requested the third party to advise the Partnership as to whether it anticipates difficulties in addressing Year 2000 problems, and if so, the nature of such difficulties. The Partnership has also initiated communications with its significant suppliers of major computers, software, and other equipment used, operated or maintained by the Partnership, and financial institutions to identify and, to the extent possible, to ensure that those parties have appropriate plans to remediate Year 2000 problems. However, the Partnership has limited or no control over the actions of these third party suppliers. Thus, while the Partnership anticipates that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these third party suppliers will resolve any or all Year 2000 problems before the occurrence of a material disruption to the business of the Partnership. Any failure by these third parties to timely resolve Year 2000 problems with their systems could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The Partnership has completed an inventory of all "mission critical" equipment used in the transmission and reception of all signals and is in the process of identifying equipment that need to be upgraded or replaced. The Partnership is also monitoring industry-wide efforts with regards to signal delivery to its cable distribution plant and is working with others in the industry seeking potential solutions.

Management of the Partnership has not determined the total cost associated with its Year 2000 readiness efforts and related potential impact on the Partnership's results of operations. Amounts expended to date have not been material. The estimated cost of the Year 2000 compliance program is not anticipated to be material to the Partnership's financial position or results of operations.

There can be no assurance that the Partnership's systems or systems of other companies on which the Partnership relies will be converted in time or that any such failure to convert by the Partnership or another company will not have a material adverse effect on the Partnership's financial position or results of operations.

After evaluating its internal compliance efforts as well as the compliance of third parties by the end of 1998, the Partnership will develop appropriate contingency plans to address situations in which systems of the Partnership, or of third parties with which the Partnership does business, are not Year 2000 compliant.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements and related disclosures.


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q contains statements that are forward looking, such as statements relating to the effects of future regulation, future capital commitments, future acquisitions and the company's success in dealing with the Year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of the Partnership. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Partnership operates. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Part II.       Other Information

Item 1.  Legal Proceedings

A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending. In October 196, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, The court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

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

A class action lawsuit was filed in Alabama against the Partnership on behalf of all persons residing in the state who are or were residential customers of the Partnership's cable television service and who have been charged a processing fee for delinquent payment of their cable television bill. The action challenges the legality of the Partnership's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. The Partnership believes the lawsuit to be without merit and intends to defend the action vigorously. At this time, the Partnership is not able to project the cost which is associated with this action or to predict any potential outcome of the lawsuit.

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

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

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

                      CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                         By: Charter Communications Southeast Properties, Inc.. its General Partner


                                          By:  /s/ Jerald L. Kent
                                               ------------------------------
                                               Jerald L. Kent
                                               President and
                                               Chief Executive Officer


By:   /s/Jerald L. Kent                                    November 13, 1998
      -----------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                                  November 13, 1998
      -------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer

                              CHARTER COMMUNICATIONS SOUTHEAST
                              CAPITAL CORPORATION


                                          By:  /s/ Jerald L. Kent
                                               --------------------------
                                               Jerald L. Kent
                                               President and
                                               Chief Executive Officer


By:   /s/Jerald L. Kent                                    November 13, 1998
      ----------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                                  November 13, 1998
      ---------------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer

                     CHARTER COMMUNICATIONS SOUTHEAST, L.P.

              CHARTER COMMUNICATIONS SOUTHEAST CAPITAL CORPORATION

                      FOR QUARTER ENDED September 30, 1998

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

                                  CHARTER COMMUNICATIONS SOUTHEAST, L.P.

                         By: Charter Communications Southeast Properties, Inc.. its General Partner

                                                 By:
                                                       -------------------------
                                                       Jerald L. Kent
                                                       President and
                                                       Chief Executive Officer

By:                                                        November 13, 1998
      ------------------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:                                                        November 13, 1998
      ------------------------------------
      Kent D. Kalkwarf
      Senior Vice President and
        Chief Financial Officer


                                           CHARTER COMMUNICATIONS SOUTHEAST
                                           CAPITAL CORPORATION


                                                 By:
                                                       -------------------------
                                                       Jerald L. Kent
                                                       President and
                                                       Chief Executive Officer


By:                                                         November 13, 1998
      ------------------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:                                                         November 13, 1998
      -------------------------------------
      Kent D. Kalkwarf
      Senior Vice President and
        Chief Financial Officer